Form 10-K
period 1999-12-31
COMPASS AEROSPACE CORP
filed 2000-03-31
CIK 1081008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                     COMMISSION FILE NUMBER [333-75643-01]

                            ------------------------

                         COMPASS AEROSPACE CORPORATION

             (exact name of registrant as specified in its charter)

               DELAWARE                                     95-4659126
    (State or other jurisdiction of              (I.R.S. Employee Identification
    incorporation or organization)                           Number)

            1501 HUGHES WAY, SUITE 400, LONG BEACH, CALIFORNIA 90810
              (Address of principal executive offices) (Zip Code)

                                 (310) 522-0600
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 29th, 2000, there were 34,979,711 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                            PART I

Item 1.                 Business....................................................      1

Item 2.                 Properties..................................................      9

Item 3.                 Legal Proceedings...........................................      9

Item 4.                 Submission of Matters to a Vote of Security Holders.........      9

                                           PART II

                        Market for Registrant's Common Equity and Related
Item 5.                 Stockholder Matters.........................................     10

Item 6.                 Selected Financial Data.....................................     10

                        Management's Discussion and Analysis of Financial Condition
Item 7.                 and Results of Operations...................................     13

                        Quantitative and Qualitative Disclosures About Market
Item 7a.                Risk........................................................     20

Item 8.                 Financial Statements and Supplementary Data.................     21

                        Changes in and Disagreements with Accountants on Accounting
Item 9.                 and Financial Disclosure....................................     65

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     65

Item 11.                Executive Compensation......................................     67

                        Security Ownership of Certain Beneficial Owners and
Item 12.                Management..................................................     69

Item 13.                Certain Relationships and Related Transactions..............     70

                                           PART IV

                        Exhibits, Financial Statement Schedules and Reports on
Item 14.                Form 8-K....................................................     71

                                     PART I

    All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors such as fluctuations in supply, demand and prices of steel and aluminum products, changes in the industries that purchase metal products from us, such as aerospace, and changes in the general economy. Changes in such factors could cause actual results to differ materially from those contemplated in such forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

COMPASS

    Compass was founded in October 1997 to become a major supplier of precision machined individual metal parts and of higher value-added sub-assemblies, manufacturing kits and structural components used by aerospace manufacturers in structural frames and other metal aircraft components. We intend to capitalize on the trends among aircraft manufacturers which seek to increase outsourcing, concentrate supplier relationships and encourage suppliers of individual parts to manage the supply chain and produce more value-added sub-assemblies, manufacturing kits and structural components.

    At present, we are principally engaged in manufacturing individual parts for aircraft to precise specifications from metals including aluminum, titanium and steel through the use of precision computer numerically-controlled machine tools and metal forming equipment. Our facilities in the United Kingdom are also engaged in metal treatment, non-ferrous casting and produce welded assemblies and components. We use a variety of advanced techniques and machinery including horizontal and vertical machining centers and state-of-the-art high-speed precision machining equipment, as well as three-spindle five-axis gantry mills.

    We produce original equipment parts, sub-assemblies, manufacturing kits and structural components for:

    - all of the commercial jet models (717, 737, 747, 757, 767, and 777) produced by Boeing,

    - Airbus single-aisle (A319, A320 and A321) and twin-aisle (A300, A310, A330 and A340), models,

    - Bombardier (Canadair Regional Jet-Registered Trademark-, Canadair Global Express, Lear and Dash-8 models),

    - Embrear Aircraft Corporation (ERJ-145), and

    - several United States military programs and various other commercial aircraft manufacturers.

    We acquired a total of six additional operating companies in 1999. Prior to our acquisition of our subsidiaries, our subsidiaries operated under independent management. Our acquisitions to date and our principal manufacturing facilities are summarized in the following table.

                         YEAR        DATE
                       BUSINESS    BUSINESS                     MANUFACTURING
BUSINESS ACQUIRED      FOUNDED     ACQUIRED       LOCATION      CAPABILITIES/SPECIALTIES  MAJOR CUSTOMERS(2)
-----------------      --------   ----------   --------------   ------------------------  ------------------
Aeromil                1971       Nov. 1997    Santa Ana, CA    Medium-sized machined     Boeing, Korean
                                                                parts                     Airlines, Hughes
                                                                                          Aircraft, Raytheon

                         YEAR        DATE
                       BUSINESS    BUSINESS                     MANUFACTURING
BUSINESS ACQUIRED      FOUNDED     ACQUIRED       LOCATION      CAPABILITIES/SPECIALTIES  MAJOR CUSTOMERS(2)
-----------------      --------   ----------   --------------   ------------------------  ------------------
Western Methods        1978       Nov. 1997    Gardena, CA      Small to medium-sized     Boeing, Northrop,
                                                                machined parts            Lockheed, NASA-
                                                                                          JPL
Brittain Machine       1966       April 1998   Wichita, KS      Small to large-sized      Boeing, Raytheon,
                                                                machined parts,           Hughes Aircraft,
                                                                fabrication and tooling   Cessna, Shorts
                                                                                          Brothers
Wichita Manufacturing  1992       April 1998   Cerritos, CA     Small to medium- sized    Boeing, Northrop,
                                                                machined parts            BF Goodrich
Barnes Machine(3)      1982       April 1998   Shelton, WA      Small to medium-sized     Boeing, Northrop,
                                                                machined parts            Kawasaki
Sea-Lect(1) (3)        1989       May 1998     Kent, WA         Sheet metal and           Boeing, Japan
                                                                extruded/machined parts,  Airlines, B.F.
                                                                assembly including        Goodrich, Lucas
                                                                bonding/ riveting, tool   Aerospace,
                                                                and die making            Mitsubishi,
                                                                                          Kawasaki, Hawker
Pacific Hills          1962       Nov. 1998    Valencia, CA     Shim stock, laminated     Boeing, Rohr
                                               Kent, WA         shims, stampings, flat
                                                                patterns
Trim                   1962       July 1999    Wallisdown,      Machining, assembly,      Applied Materials,
                                               Poole,           turning                   Shorts Brothers,
                                               Dorset(4)                                  British Aerospace-
                                                                                          Airbus
Diac                   1984       July 1999    New Addington,   Machining, assembly       Shorts Brothers
                                               Croydon and
                                               Biggin Hill,
                                               Kent(4)
Maybrey                1962       July 1999    Lower            Non-ferrous casting       Edwards
                                               Sydenham(4)
Trefn                  1978       July 1999    Llay, Wrexham,   Machining, assembly,      Applied Materials,
                                               Wales(4)         turning                   British Aerospace-
                                                                                          Airbus
Trefn Metal            1982       July 1999    Llay, Wrexham,   Heat treating,            British Aerospace-
Treatments                                     Wales(4)         anodizing, shot- peening  Airbus
Trefn Fabrications     1994       July 1999    Llay, Wrexham,   Metal forming,            British Aerospace-
                                               Wales(4)         fabrication, assembly     Airbus

------------------------

(1) We simultaneously acquired the assets of Sea-Lect and the stock of J&J Leasing, Inc. as a subsidiary of Sea-Lect in May 1998. Subsequent to the acquisition of these businesses, J&J, which had previously leased machinery and equipment to Sea-Lect and did not conduct any manufacturing operations, was merged into Sea-Lect.

(2) Major customers include Boeing, British Aerospace-Airbus, Northrop, Korean Airlines Co., Ltd., Hughes Aircraft Company, Raytheon Aircraft Company, Lockheed Martin Corporation, National Air Space Administration-Jet Propulsion Laboratory, Cessna Aircraft Co., Japan Airlines Co., Ltd., B.F. Goodrich Aerospace, a division of The B.F. Goodrich Company, Lucas Aerospace, a division of LucasVarity plc, Mitsubishi Heavy Industries Ltd., Kawasaki Heavy Industries, Ltd., Hawker de Havilland Inc., Shorts Brothers PLC, Edwards High Vacuum, B.F. Goodrich and Rohr, Inc., a subsidiary of B.F. Goodrich.

(3) We recently consolidated the business operations of Modern with Barnes Machine and Sea-Lect, including moving machinery and equipment from the Modern facility to the facilities at Barnes Machine and Sea-Lect. As part of this consolidation we merged Modern into Sea-Lect in December 1999.

(4) There are multiple buildings and manufacturing sites at each location.

OPERATIONS

    Our existing manufacturing capabilities are principally centered around the precision machining of aluminum, titanium and steel and the production of sheet metal details, as well as the production of sub-assemblies, manufacturing kits and structural components. In addition, we engage in fabrication, metal bonding, metal treatment, non-ferrous casting and minor assembly.

    We have a large portfolio of complex machinery which cut, fold, form and drill metals and other materials used during our manufacturing processes, including: sheet metal forming equipment, high-speed and conventional computer numerically-controlled horizontal and vertical machining centers and three-spindle five-axis gantry mills, computer-numerically-controlled long-bed machining and milling centers, conventional and gap lathes, stretch presses, bladder presses, and brakes and shears. These machines provide broad, flexible manufacturing capabilities. We maintain in-house engineering departments at each manufacturing facility, some of which utilize CATIA-CADAM Solutions and Unigraphics systems to create machine control programs from digital parts specifications received directly from the aircraft manufacturers.

    We are also engaged in metal bonding and assembly operations at several of our manufacturing facilities. Western Methods has developed its own Boeing-certified specialized bonding process which enables the assembly/bonding department to bond composite material to aluminum and mechanical hardware to milled parts. Britain Machine fabricates assembly and tooling platforms and has diversified into complex assembly production involving bonding and riveting individual parts together. Western Methods, Britain Machine and Barnes Machine also participate in Boeing's Advanced Technology Assembly program under which they manufacture parts requiring drilling precise manufacturing assembly location holes. In addition, Trefn Fabrications engages in specialty welding and Maybrey has a full range of non-ferrous casting capabilities, including sand, die and investment casting.

PRODUCTS

    We manufacture parts for all of the Boeing and Airbus commercial aircraft models, as well as for a variety of aircraft from other commercial aircraft manufacturers and several U.S. military aircraft and other programs. Our products range in size from large ribs used in wings and vertical stabilizers to engine mounts, door stops and shims and range in value from less than $50 to more than $20,000. We primarily manufacture original equipment parts from various metals such as aluminum, titanium and steel which are used in the structural elements of aircraft.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    We use a variety of metals in our manufacturing processes, including aluminum, titanium and steel. We generally acquire these metals from third party suppliers. The availability and prices of these materials may fluctuate. Any delay in our ability to obtain necessary raw materials may affect our ability to meet our customer's needs. In some instances, Boeing may supply us with the metals we will use in manufacturing parts under a specific purchase order. Boeing may also require us to acquire metals from some third party suppliers identified by Boeing. If Boeing requires us to acquire metals from third party suppliers, Boeing has agreed to reimburse us for the actual cost of those metals.

CERTIFICATION

    We manufacture parts to exact specifications provided by our aerospace customers in engineering drawings. Our customers require our manufacturing facilities to perform quality standards testing and certification procedures on all manufactured parts and provide detailed records to ensure traceability of each part. Such customers typically certify our manufacturing facilities as meeting specific quality standards, which certification is necessary for us to submit bids and manufacture parts for such customers.

    Our manufacturing facilities have imposed quality control criteria on their manufacturing processes and all of our facilities located in the United States have received Boeing's D1-9000 certification. Boeing's D1-9000 certification is site specific and certifies that a facility meets a number of specific customer satisfaction requirements, including manufacturing parts that comply with specifications and delivery of parts on time and at cost. Furthermore, all but one of our facilities located in the United States have received Boeing's D1-9000-A certification, which allows the facility to produce more critical parts. Some of our facilities in the United Kingdom have received Boeing's DI-4426 certification, which enables those facilities to produce certain parts for Boeing. Our Shelton, Washington facility and two of our facilities in the United Kingdom have received ISO 9002 certification, which indicates that the facilities have met quality standards set by an international bureau of quality standards.

    Qualified suppliers often subcontract parts to other machine shops while still remaining responsible for quality and delivery schedules. Several of our subsidiaries have been selected as Boeing-Wichita key suppliers, which permits them to subcontract production without Boeing's supervision. Some of our facilities are also certified by other customers including Northrop, Lockheed, Raytheon, Airbus, Menasco Aerospace, a division of Coltec Industries Inc., and B.F. Goodrich.

QUALITY CONTROL

    We believe that our machining and quality control equipment represents state-of-the-art technology. Each of our manufacturing facilities maintains quality control departments utilizing computer-assisted inspections which meet or exceed customer requirements and produce required documentation to each customer's standards.

    Our customers require our manufacturing facilities to satisfy specific standards relating to the quality of our manufactured parts and services. Our manufacturing facilities perform testing and certification procedures on all manufactured parts and provide detailed records to ensure traceability of parts. In addition, we perform quality control tests on all parts we outsource to small machine shops.

BACKLOG

    We operate under a series of long term contracts with the major aircraft manufacturers which generally cover a two to five-year period for various part numbers. Each long term contract includes customer estimates of the number of parts the customer will require over the term of the contract and defines the responsibilities of the parties, pricing formulas and product specifications for specific parts covered by the contract. The customer generally issues purchase orders for selected parts six to twelve months prior to the required shipping date under the pricing terms and conditions agreed upon in the contract. Most of our shipments are made pursuant to purchase orders. The long term contracts and purchase orders are often terminable at will by the customer with respect to uncompleted portions of the contract or purchase order. The backlog consists of customers' unfilled purchase orders and therefore is represented largely by contracts and orders that may be canceled by customers. At December 31, 1999 we had a total revenue backlog of approximately $140 million, of which approximately $97 million is deliverable in the remainder of 2000. These numbers do not include appoximately $48 million of estimated deliveries in 2000 for long term agreements for which purchase orders have not yet been issued.

CUSTOMERS

    Our principal customer is Boeing, which directly accounted for approximately 51.0% of our consolidated revenues for the year ended December 31, 1999 and indirectly accounted for approximately 14.0% of our consolidated revenues for the year ended December 31, 1999. We supply parts to a number of major Boeing divisions, including Boeing-Wichita, Boeing-Seattle, Boeing-Auburn, Boeing-Portland and Douglas Products, which typically make independent purchasing decisions. Boeing has announced that it will decrease its delivery of commercial aircraft from approximately 620 aircraft in 1999 to 480 aircraft in 2000. Boeing orders could decline as a result of such a reduction in deliveries. A decline in Boeing orders could have a material adverse effect on our business, financial condition or results of operations.

    Our other customers include Airbus, Northrop, Lockheed, Raytheon, Cessna, Learjet, NASA-JPL, Rockwell International Corporation, General Dynamics Corporation, British Aerospace, Bombardier, Inc. Canadair, Shorts Brothers PLC and Embrear Aircraft Corporation, some of which are also Boeing suppliers.

SALES AND MARKETING

    Our products are sold directly to aircraft manufacturers such as Boeing, British Aerospace-Airbus, Lockheed and Raytheon, which perform final assembly of aircraft, and to large aerospace subcontractors through both direct sales efforts and independent sales representatives. The aircraft manufacturers and subcontractors purchase products from qualified subcontractors under rigorous ongoing certification programs such as Boeing's D1-9000 certification.

    The sales process primarily entails relationship management to maximize new sales from existing customers. The direct sales effort is primarily via communication with our key customers and is continually maintained by senior management and dedicated sales professionals. Technical support for such sales, which is a critical component of the marketing process, is provided through line manufacturing managers, engineering and quality control personnel.

COMPETITION

    The aerospace supplier industry is highly fragmented, consisting of both a limited number of well-capitalized companies which offer a broad range of products and services and a large number of smaller, specialized companies. We believe that the principal competitive factors in the aerospace supplier industry are quality, precision-machining ability, timely deliveries, overall customer service and price. We compete with third party manufacturers, some of which are divisions or subsidiaries of aircraft manufacturers or other large companies, in the manufacture of individual parts and sub-assemblies, manufacturing kits and structural components. Some of these competitors have greater financial and other resources than we do.

GOVERNMENT REGULATION

    The aviation industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar agencies. The FAA regulates commercial flight operations in the United States and requires that aircraft components meet stringent standards. FAA regulations provide that aircraft manufacturers must operate under one or more of several different FAA authorizations. Manufacturers holding FAA production approvals are known as production approval holders and may engage a supplier to manufacture all or a portion of an authorized part. If the supplier manufactures complete parts, the production approval holder must ensure that the parts are fabricated and inspected under the production approval holder's FAA-approved quality control system. We must satisfy the requirements of our customers that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations. If material authorizations or approvals held by our customers were revoked or suspended, our operations could be adversely affected.

    An initial parts manufacturer approval is, in general, an approval of a manufacturing or modification facility's production quality control system. A supplemental parts manufacturer approval authorizes the manufacture of a particular part in accordance with the requirements of the corresponding FAA production certificate. We have received parts manufacturer approval for some parts produced at one of our manufacturing facilities. Our FAA approvals are owned, and may only be used by, the manufacturing facility obtaining such approval. We do not believe a parts manufacturer approval is necessary to operate our business as it is currently being conducted. We believe any delay or failure to obtain the parts manufacturer approval will not have a material adverse effect on our business, financial condition or results of operations.

    The aviation industry is regulated in the United Kingdom by the Civil Aviation Authority and in other European countries by similar agencies. The CAA regulates aircraft operated in the United Kingdom. CAA regulations provide that aircraft manufacturers must operate under CAA authorization. In addition, some of our customers are subject to similar regulation in other European countries. Aircraft manufacturers holding CAA approvals or approvals from other European regulatory agencies may, subject to undertakings to, and regulation by, the relevant state authority, engage a supplier to manufacture all or a portion of an authorized part. The aircraft manufacturer must ensure that the parts manufactured by its suppliers meet approved quality control standards. We must satisfy the requirements of our customers that are subject to CAA and European regulations. If material authorizations or approvals held by our customers were revoked or suspended, our operations could be adversely affected.

    Our manufacturing operations in the United States are subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 mandate general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

    Our manufacturing operations in the United Kingdom are subject to a variety of worker and European community safety laws. The Health and Safety at Work Act of 1974, and regulations made thereunder, mandate general requirements for safe workplaces for all employees. We believe that our operations in the United Kingdom are in material compliance with the Health and Safety at Work requirements.

ENVIRONMENTAL MATTERS

    We are subject to federal, state, local and foreign laws, regulation and ordinances that:

    - govern activities or operations that may have adverse environmental effects, such as discharges to air and water,

    - establish handling and disposal practices for solid and hazardous wastes, and

    - impose liability for the clean-up costs of, and some of the damages resulting from, past spills, disposal or other releases of hazardous substances.

    Our operations use some substances and generate some wastes that are regulated or may be deemed hazardous under applicable environmental laws. Although we endeavor at each of our facilities to assure compliance with environmental laws and regulations, from time to time our operations and those of our predecessors have resulted in, and may in the future result in, some degree of noncompliance with applicable requirements under environmental laws for which we may incur liability. We believe, based on currently available information, that any such noncompliance under current environmental laws will not have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that future changes in such laws, regulations or interpretations thereof, or the nature of our operations, will not require us to make significant additional capital expenditures to ensure environmental compliance in the future.

    We have acquired and may continue to acquire, pre-existing businesses that have historical and ongoing operations. We have and will have limited information about past activities of those companies and operations on our properties. We are aware that at one of our leased properties, governmental authorities are currently investigating groundwater contamination and we have been asked to conduct additional investigations. We have also been named a defendant in an action filed by an owner of property adjacent to property we lease. We are indemnified by the owner of the property leased by us, and that owner has assumed the defense of this action. At this time, we cannot determine, in either case, what cleanup activities, if any, will be required. Soil and groundwater contamination may also exist on our other properties as a result of current or former operations on our properties, or operations on other properties. Based in part on indemnities obtained in connection with our past acquisitions, we believe, although there can be no assurance, that such matters will not have a material adverse effect on our business, financial condition or results of operations.

    We may also incur liability under the Comprehensive Environmental Response Compensation and Liability Act of 1980 ("CERCLA"), the Resource Conservation and Recovery Act and similar state and local laws. Some of these laws impose strict, and in some cases, joint and several liability, for the cleanup of contamination resulting from past disposal of waste, including disposal at off-site locations. A pre-existing business acquired by us has been named as a potentially responsible party under CERCLA at a site where it disposed of waste in the past. Based on the information available to us, including the apparent limited amount of waste sent to the site by that business, as well as an existing indemnity from the seller of the business, we believe that this matter will not have a material adverse effect on our business, financial condition or results of operation.

    Our operations in the United Kingdom are subject to European community and United Kingdom regulations, directives and legislation, that:

    - govern activities or operations that may have adverse environmental effects, such as discharges to air and water,

    - establish handling and disposal practices for solid and hazardous wastes, and

    - impose liability for the clean-up costs of, and some of the damages resulting from, past spills, disposal or other releases of hazardous substances.

    Our operations in the United Kingdom use some substances and generate some wastes that are regulated or may be deemed hazardous under applicable environmental laws. Although we endeavor at each of our facilities in the United Kingdom to assure compliance with environmental laws and regulations, from time to time our operations or those of our predecessors may have resulted in, and may in the future result in, some degree of noncompliance with applicable requirements under environmental laws for which we may incur liability. We believe, based on currently available information, that any such noncompliance under current environmental laws will not have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that future changes in such laws, regulations or interpreting thereof, or the nature of our operations in the United Kingdom, will not require us to make significant additional capital expenditures to ensure environmental compliance in the future. Based in part on warranties covering Trim and some of its subsidiaries that we obtained in connection with our acquisition of Trim and its subsidiaries, we believe, although there can be no assurance, that such matters will not have a material adverse effect on our business, financial condition or results of operations.

TRADEMARKS

    We hold a trademark registered in the United States and nine other countries through one of our subsidiaries. We believe that the termination, expiration or infringement of our trademark would not have a material adverse effect on our business, financial condition or results of operation.

EMPLOYEES

    We had 778 employees at February 29, 2000 in three states and had no collective bargaining agreements in the United States. We had 511 employees at February 29, 2000 in our United Kingdom facilities. At one of our subsidiaries in the United Kingdom, a union has been granted sole collective bargaining rights for 60 hourly paid employees. The same union is recognized at another of our United Kingdom subsidiaries, but plays no direct role in negotiating employment terms and conditions. Neither of these arrangements is documented. The union is currently seeking recognition at another one of our facilities in the United Kingdom. We have not experienced any strikes or general work stoppages at any of our facilities and we believe that our relations with our employees is excellent.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

    In July 1999, the Company acquired Trim and its subsidiaries located in the United Kingdom. The revenue from Trim was $18.5 million, net income was $0.4 million and total assets were $66.5 million for the year ended December 31, 1999.

                   SALES BY GEOGRAPHICAL AREA ($ IN MILLIONS)

YEAR     US         UK       OTHER      TOTAL
----  --------   --------   --------   --------
1997   $  2.8     $ 0.0      $ 0.3      $  3.1
1998     88.2       0.3        8.0        96.5
1999    107.1      17.9       14.4       139.4

    The increase in revenue outside of the United States in 1999 is primarily attributable to the acquisition of Trim.

AVAILABLE INFORMATION

    You may read and copy our materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, you may look for information about the Company online at the SEC website (http://www.sec.gov).

REPORTS TO SECURITY HOLDERS

    Pursuant to the terms of our indentures, we are required to provide annual reports and quarterly reports to our security holders. The annual reports that we provide will contain financial information that has been reviewed and audited by an independent certified public accountant. The quarterly financial information will have been reviewed but not audited by an independent certified public accountant.

ITEM 2. PROPERTIES

    At December 31, 1999 we maintained our corporate headquarters and operated at the manufacturing facilities listed below, comprising an aggregate of approximately 782,650 square feet of space. The following table describes the principal manufacturing facilities and indicates the location, function, approximate size and ownership status of each location. We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations.

                                                         APPROXIMATE
                                                        FACILITY SIZE
LOCATION                       PRODUCTS AND FUNCTION     (SQ. FEET)         OWNERSHIP
--------                       ----------------------   -------------   -----------------
Long Beach, CA                 Corporate Headquarters        8,670           Leased
Santa Ana, CA                      Manufacturing            65,000         Leased (1)
Gardena, CA                        Manufacturing            20,500           Leased
Wichita, KS                        Manufacturing           153,000            Owned
Cerritos, CA                       Manufacturing            42,500           Leased
Shelton, WA                        Manufacturing            50,000            Owned
Kent, WA                           Manufacturing            77,180           Leased
Valencia, CA                       Manufacturing            31,280           Leased
Kent, WA                           Manufacturing            10,450           Leased
Renton, WA                         Manufacturing            95,070          Owned (2)
Wallisdown, Poole, Dorset          Manufacturing            30,000      Leased and Owned
Llay, Wrexham, Wales               Manufacturing            75,000            Owned
Llay, Wrexham, Wales               Manufacturing            36,000            Owned
New Addington, Croydon and
Biggin Hill, Kent                  Manufacturing            28,000           Leased
Lower Sydenham, Croydon            Manufacturing            40,000      Leased and Owned
Llay, Wrexham, Wales               Manufacturing            20,000            Owned

------------------------

(1) We lease our Santa Ana facility from a former Aeromil affiliate at a fair market rent.

(2) This facility is owned by us, but is currently on the market to be sold due to the consolidation of Modern with Barnes Machine and Sea-Lect.

ITEM 3. LEGAL PROCEEDINGS

    On May 28, 1999, we filed suit against Alinabal Holdings Corporation, the former shareholder of Pacific Hills, and the three principal stockholders of Alinabal, Samuel S. Bergami, Jr., Stephen G. Cerri and Kevin M. Conlisk, in U.S. District Court of the Southern District of New York. The suit, which alleges violations of federal securities laws, fraud and breach of contract, seeks rescission of the Amended and Restated Stock Purchase Agreement dated
November 20, 1998 by and among us, Alinabal and the three stockholders of Alinabal pursuant to which we acquired Pacific Hills, or in the alternative, $79.0 million in damages. On July 9, 1999 the defendants filed an answer and counterclaim seeking, among other relief, release of $0.7 million from escrow. On March 3, 2000, a hearing was held on motions for summary judgment submitted by both sides. A decision on the motions is expected in April 2000. Both sides are engaged in discovery and trial is scheduled to begin in June 2000. At this preliminary stage of the proceedings, we cannot determine or predict the outcome of this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    There is currently no public trading market for our stock, and we are not listed on any exchange.

HOLDERS

    As of February 29, 2000, there were 22 shareholders of Compass.

DIVIDENDS

    We have declared no dividends on any of our securities. Our Credit Agreement and our Indentures all contain provisions restricting our ability to pay dividends.

UNREGISTERED SECURITIES

    In the preceding year, we have issued the following securities that were not registered under the Securities Act:

    In July 1999, we issued a total of 10,204,083 shares of common stock in a private placement at a purchase price of $1.47 per share for a total of $15 million.

    Pursuant to our 1998 Stock Incentive Plan, in 1999 we granted the following options to purchase a total of 25,000 shares of common stock at an exercise price of $1.47 per share: options for 20,000 shares in July 1999 and options for 5,000 shares in March 1999.

    In July 1999, we issued $19 million of 10 1/8% Series C Senior Subordinated Notes due 2005. Each of our subsidiaries except for Maybrey issued guarantees in connection with these notes.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical consolidated financial data are derived from our consolidated financial statements and those of our predecessor, Brittain Machine. See "Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations--Consolidated Results of Operations." Our consolidated financial statements as of December 31, 1997, 1998 and 1999 and for the period October 21, 1997 (date of incorporation) through December 31, 1997, and for the years ended December 31, 1998 and 1999 have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report. The consolidated financial statements of Brittain Machine as of and for the period from July 1, 1997 through April 21, 1998 and as of and for the year ended June 30, 1997 have been audited by other independent auditors and are included elsewhere in this report. The consolidated financial statements of Brittain Machine as of and for the year ended June 30, 1996 have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report.

    The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations" and the financial statements and related notes thereto included elsewhere in this report.

                               COMPASS FOR     COMPASS FOR     COMPASS FOR          BRITTAIN            BRITTAIN
                                THE YEAR        THE YEAR       THE 36 DAYS     MACHINE(1) FOR THE     MACHINE FOR
                                  ENDED           ENDED           ENDED       PERIOD FROM JULY 1,       THE YEAR
                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,        1997 THROUGH           ENDED
                                  1999            1998            1997           APRIL 21, 1998      JUNE 30, 1997
                              -------------   -------------   -------------   --------------------   --------------
                                                             (DOLLARS IN THOUSANDS)
Income Statement Data:
Revenues....................     $139,437       $  96,547        $  3,057           $49,682             $35,481
Cost of sales...............      101,071          70,410           2,386            34,640              25,656
Gross profit................       38,366          26,137             671            15,042               9,825
Selling, general and
  administrative expenses...       24,606          14,537             404             6,798               3,229
Operating income (loss).....       13,760          11,600             267             8,244               6,596
Interest expense, net.......       21,526           8,493             166               386                 398
Other (income) expense......        2,476             670             (16)              (20)                 84
Income (loss) before
  taxes.....................      (10,242)          2,437             117             7,878               6,114
Income taxes (benefit)......         (542)          1,522              43             2,901               2,208
Net income (loss)...........     $ (9,700)      $     915        $     74           $ 4,977             $ 3,906

Other Data:
Net cash flow provided by
  (used in):
operating activities........     $  7,976       $  (6,677)       $    269           $ 7,978             $  (155)
investing activities........      (52,962)       (172,117)        (23,456)           (3,535)             (1,244)
financing activities........       45,438         186,222          23,630            (3,215)              1,763
Net increase (decrease) in
  cash......................     $    452       $   7,428        $    443           $ 1,228             $   364
EBITDA(2)...................     $ 31,741       $  20,550        $    486           $ 9,755             $ 8,265
EBITDA margin...............         22.8%           21.3%           15.9%             19.6%               23.3%
Depreciation and
  amortization..............     $ 19,876       $   8,440        $    219           $ 1,511             $ 1,669
Capital expenditures........        3,636           5,701              25             3,559               1,072

Balance Sheet Data (at
  period end):
Cash and cash equivalents...     $  8,323       $   7,871        $    443           $ 1,683             $   455
Total assets................      301,431         255,505          33,789            32,776              28,602
Long-term obligations
  (including current
  portion) (2)..............      232,698         196,968          20,585             3,775               3,950
Stockholders' equity (3)....       35,255          29,955           9,074            20,243              15,266

------------------------

(1) For accounting and financial purposes, Brittain Machine is deemed to be our predecessor based on the relative significance of Brittain Machine's revenues, size and operating capacity.

(2) EBITDA is defined as operating income plus depreciation, goodwill amortization and management fees paid to an affiliate. EBITDA is not a defined term under GAAP and should not be construed as an alternative to operating income or cash flows from operating activities as determined by GAAP. EBITDA data is presented because such data is used by some investors to determine our ability to meet debt service requirements and is used in some debt covenant calculations required under the indentures and our existing credit agreement. EBITDA is not indicative of our operating performance, does not provide a measure of liquidity and does not represent our available or discretionary funds. Furthermore, EBITDA as reported by us may not be comparable to EBITDA reported by other companies.

(3) Long-term obligations include long-term debt, including the current portion, and capital leases.

(4) The purchase price for each company we acquired in 1998 and 1999 was as follows:

    - Brittain Machine--$46.9 million

    - Wichita Manufacturing--$8.0 million

    - Barnes Machine--$15.0 million

    - Sea-Lect (including J&J Leasing, Inc., acquired as a subsidiary of Sea-Lect and merged into Sea-Lect in March 1999)--$12.2 million

    - Pacific Hills--$73.7 million

    - Modern (including Modern Holdings, Inc. and Modern Manufacturing, Inc., a Washington corporation, acquired as subsidiaries of Modern and merged into Modern in January 1999)--$23.1 million

    - Trim and its subsidiaries--$50.7 million

    The purchase price for each of our subsidiaries was allocated as follows:

                                     BARNES    BRITTAIN      WICHITA
                                    MACHINE    MACHINE    MANUFACTURING    SEA-LECT   PACIFIC HILLS    MODERN      TRIM
                                    --------   --------   --------------   --------   -------------   --------   --------
ASSETS
Current Assets:
Cash and cash equivalents.........  $   687    $   971       $   631       $    --       $    --      $ 1,590    $    --
Accounts receivable...............    2,035      7,093         1,732         2,246         2,258        1,294     11,028
Inventories.......................    1,584      7,043         1,803         2,584         2,662        6,632      6,499
Prepaid expenses and other current
  assets..........................       13         36            25            --            34          358         --
Total current assets..............    4,319     15,143         4,191         4,830         4,954        9,874     17,527
Property and equipment, net.......    6,712     19,329         4,488         4,587         1,584        6,782     19,079
Other Assets......................      133        637            --            --            --           --         --
Goodwill..........................    6,768     19,258         2,359         4,155        67,920        8,664     26,670
                                    -------    -------       -------       -------       -------      -------    -------
Total assets......................  $17,932    $54,367       $11,038       $13,572       $74,458      $25,320    $63,276
                                    -------    -------       -------       -------       -------      -------    -------
Liabilities and stockholders'
  equity
Current liabilities:
Accounts payable..................  $ 1,162    $ 1,191       $ 1,596       $ 1,169       $   510      $   892    $10,604
Accrued expenses..................      242      1,917           272           240           276          296         --
Income taxes payable..............      489       (644)          222            --            --           --         --
Current portion of long term
  debt............................       --         55            --            --            --           --         --
Total current liabilities.........    1,893      2,519         2,090         1,409           786        1,188     10,604
Deferred tax liability............    1,050      4,282           976            --            --        1,037      1,754
Other debt, less current
  portion.........................       --        645            --            --            --           --        240
Stockholders' equity:
Paid-in-capital...................   14,989     46,921         7,972        12,163        73,672       23,095     50,678
Total stockholders' equity........   14,989     46,921         7,972        12,163        73,672       23,095     50,678
                                    -------    -------       -------       -------       -------      -------    -------
Total liabilities and
  stockholders' equity............  $17,932    $54,367       $11,038       $13,572       $74,458      $25,320    $63,276
                                    =======    =======       =======       =======       =======      =======    =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On March 9, 2000, Alexander Hogg, our former Chief Executive Officer, resigned. Douglas B. Solomon, one of our directors since our inception, assumed the duties of Chief Executive Officer. Also on that date, we appointed John R. Reimers as our Chief Operating Officer and Jerome David as our Vice President of Operational Finance. In conjunction with these management changes, we instituted a complete review of our internal operations management process, and we have expanded our review procedures to improve the quality, timeliness and reliability of information the divisions provide to senior management. We believe these changes will allow us to better manage our business by improving coordination among our general managers in purchasing and production decisions, providing us the structure to optimize our investments in working capital and improving our order processing operations.

CONSOLIDATED RESULTS OF OPERATIONS

    For accounting and financial reporting purposes, Brittain Machine is deemed to be our predecessor based on the relative significance of Brittain Machine's revenues, size and operating capacity. When we acquired Brittain Machine on April 21, 1998, Brittain Machine represented, on a historical basis, 68% of the revenues and 87% of the pre-tax income of the combined historical results of Aeromil, Western Methods and Brittain Machine prior to our acquisition of those companies. The acquisition of Brittain Machine added additional operating capacity and manufacturing capabilities that significantly advanced our goal of producing more sub-assemblies, manufacturing kits and structural components. The following discussion therefore includes the results of operations of Brittain Machine as our predecessor for the periods shown below.

COMPASS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER
  31, 1998.

    REVENUES. Revenues increased $42.9 million to $139.4 million for the year ended December 31, 1999 from $96.5 million for the year ended December 31, 1998. Combined revenues of Western Methods and Aeromil for the year ended
December 31, 1999 decreased by $4.4 million, a decrease of 12.5%, as compared to the year ended December 31, 1998 as a result of lower Boeing requirements in 1999 as compared to 1998. Consolidated revenues increased as a result of our acquisitions of Brittain Machine, Barnes Machine, Wichita Manufacturing, Sea-Lect, Pacific Hills, Modern and Trim and its subsidiaries.

    COST OF SALES. Cost of sales increased $30.7 million to $101.1 million for the year ended December 31, 1999 from $70.4 million for the year ended
December 31, 1998. The increase in cost of sales was primarily attributable to the acquisitions we completed in 1998 and 1999. Cost of sales as a percentage of revenues decreased to 72.5% for the year ended December 31, 1999 from 72.9% for the year ended December 31, 1998. This percentage decrease was primarily attributable to the acquisitions we completed in 1998 and 1999 which provided a higher level of average margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.1 million to $24.6 million for the year ended December 31, 1999 from $14.5 million for the year ended December 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the acquisitions we completed in 1998 and 1999. Selling, general and administrative expenses as a percentage of revenues increased to 17.6% for the year ended December 31, 1999 from 15.1% for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of revenues for Western Methods and Aeromil was 10.4% for the year ended December 31, 1999 as compared to 13.8% for the year ended December 31, 1998. Selling, general and administrative expenses as a percentage of revenues for the year ended
December 31, 1999 for the companies we acquired in 1998 was 14.2%. Corporate office selling, general and administrative expenses, including management fees, was $5.9 million for the year ended December 31, 1999 as compared to $1.9 million for the year ended December 31, 1998. The increase in selling, general and administrative expenses is primarily attributable to our overall growth and the development of our corporate office. The increase in selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 1999 is primarily attributable to the goodwill associated with the acquisitions we completed in 1998 and 1999.

    OPERATING INCOME. Operating income increased $2.2 million to $13.8 million for the year ended December 31, 1999 from $11.6 million for the year ended December 31, 1998. The increase in operating income was primarily attributable to the operating income derived from acquisitions we completed in 1998 and 1999, partly offset by higher selling, general and administrative expenses related to those acquisitions and increased corporate expenses related to our growth. Operating income as a percentage of revenues decreased to 9.9% for the year ended December 31, 1999 from 12.0% for the year ended December 31, 1998 as a result of higher selling, general and administrative expenses associated with the acquisitions we completed in 1998 and 1999 and the development of our corporate office.

    INTEREST EXPENSE. Interest expense increased $13.0 million to $21.5 million for the year ended December 31, 1999 from $8.5 million for the year ended December 31, 1998. Approximately $3.5 million of the increase in interest expense is attributable to our issuance of the Series A notes in April 1998, $6.7 million of the increase is attributable to increased bank borrowings by us in November 1998, $1.8 million of the increase is attributable to our issuance of the Series C Notes, the seller variable rate note due 2002 and increased bank borrowings in July 1999, and $0.2 million is attributable to interest on operating leases. Interest expense attributable to our issuance of the Series A notes in April 1998 will decrease in 2000 when we cease paying increased interest on the Series A notes as a form of liquidated damages after the registration became effective. As of December 31, 1999 increased interest on the Series A notes as a form of liquidated damages totaled $0.7 million.

    NET INCOME. Net income decreased $10.6 million to a net loss of $9.7 million for the year ended December 31, 1999 from net income of $0.9 million for the year ended December 31, 1998. The decrease in net income was primarily attributable to an increase in operating income of $2.2 million, offset by an increase in interest expense of $13.0 million, increased amortization of deferred financial fees of $2.6 million and a decrease in income tax expense of $2.0 million during the year ended December 31, 1999 compared to the year ended December 31, 1998.

    NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash flow provided by operating activities increased $14.7 million to $8.0 million for the year ended December 31, 1999 from usage of $6.7 million for the year ended December 31, 1998. The increase in net cash flow provided by operating activities during the year ended December 31, 1999 was primarily attributable to an $11.4 million increase in depreciation and amortization expense and an increase in changes in operating assets and liabilities of $3.3 million, partly offset by a reduction in net income of $11.5 million and a reduction in the change in other assets and liabilities of $3.8 million during the year ended December 31, 1999 compared to the year ended December 31, 1998.

    NET CASH FLOW USED IN INVESTING ACTIVITIES. Net cash flow used in investing activities was related to the purchase of property, plant and equipment and was $3.6 million for the year ended December 31, 1999 and $5.7 million for the year ended December 31, 1998.

    NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES. Net cash flow provided by financing activities was $45.4 million for the year ended December 31, 1999 as compared to net cash flow provided by financing activities of $186.2 million for the year ended December 31, 1998. The decrease in net cash flow provided by financing activities for the year ended December 31, 1999 was primarily attributable to the issuance of the Series A notes during the year ended December 31, 1998.

    EBITDA. EBITDA increased $11.1 million to $31.7 million for the year ended December 31, 1999 from $20.6 million for the year ended December 31, 1998 as a result of the acquisitions we completed in 1998 and 1999. EBITDA as a percentage of revenues increased to 22.8% for the year ended December 31, 1999 from 21.3% for the year ended December 31, 1998. The increase in EBITDA was primarily attributable to an increase in revenues of $42.9 million, an increase in gross profit of $12.3 million and an increase in operating income of $2.2 million in the year ended December 31, 1999 compared to the year ended December 31, 1998.

HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED
  TO PRO FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

    REVENUES. Historical revenues were $96.5 million for the year ended December 31, 1998 compared to pro forma revenues of $227.4 million for the same period. The difference was primarily attributable to the timing of our acquisitions in 1998 of Brittain Machine, Barnes Machine, Wichita Manufacturing, Sea-Lect and Pacific Hills and our acquisition of Trim and its subsidiaries in 1999.

    COST OF SALES. Historical cost of sales was $70.4 million for the year ended December 31, 1998 compared to pro forma cost of sales of $149.6 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 and to pro forma adjustments which increased pro forma cost of sales $0.9 million. Historical cost of sales as a percentage of historical revenues was 73.0% for the year ended December 31, 1998 as compared to pro forma cost of sales as a percentage of pro forma revenues of 65.8% for the same period. The difference was primarily attributable to our acquisitions in 1998 of Brittain Machine, Barnes Machine, Wichita Manufacturing, Sea-Lect and Pacific Hills and our acquisition in 1999 of Trim and its subsidiaries which provided a higher level of average margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Historical selling, general and administrative expenses were $14.5 million for the year ended December 31, 1998 compared to pro forma selling, general and administrative expenses of $34.3 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 and to pro forma adjustments which reduced pro forma selling, general and administrative expenses by $5.8 million. Historical selling, general and administrative expenses as a percentage of historical revenues was 15.0% for the year ended December 31, 1998 compared to pro forma selling, general and administrative expenses as a percentage of pro forma revenues of 15.1% for the same period.

    OPERATING INCOME. Historical operating income was $11.6 million for the year ended December 31, 1998 compared to pro forma operating income of $43.5 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 and to pro forma adjustments which increased pro forma operating income by $5.0 million. Historical operating income as a percentage of historical revenues was 12.0% for the year ended December 31, 1998 compared to pro forma operating income as a percentage of pro forma revenues of 19.1% for the same period. The difference was primarily attributable to our acquisitions in 1998 of Brittain Machine, Barnes Machine, Wichita Manufacturing, Sea-Lect and Pacific Hills and our acquisition in 1999 of Trim and its subsidiaries which provided a higher level of operating income.

    INTEREST EXPENSE. Historical interest expense was $8.5 million for the year ended December 31, 1998 compared to pro forma interest expense of $23.3 million for the same period. The difference was primarily attributable to pro forma adjustments to increase interest expense related to increased borrowings required to reflect the acquisitions we completed in 1998 and 1999 as if they had occurred on January 1, 1998.

    NET INCOME. Historical net income was $0.9 million for the year ended December 31, 1998 compared to pro forma net income of $9.7 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 and pro forma adjustments.

    NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES. Historical net cash flow used in operating activities was $6.7 million for the year ended December 31, 1998 compared to pro forma net cash flow provided by operating activities of $15.3 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 which increased pro forma net cash flow offset by increased pro forma working capital requirements.

    EBITDA.  Historical EBITDA was $20.6 million for the year ended
December 31, 1998 compared to pro forma EBITDA of $61.9 million for the same period. The difference was primarily attributable to the acquisitions we completed in 1998 and 1999 and to higher margins of the acquired companies. Historical EBITDA as a percentage of historical revenues was 21.3% for the year ended December 31, 1998 compared to pro forma EBITDA as a percentage of pro forma revenues of 27.2% for the same period.

BRITTAIN MACHINE FOR THE PERIOD FROM JULY 1, 1997 THROUGH APRIL 21, 1998
  COMPARED TO THE YEAR ENDED JUNE 30, 1997.

    REVENUES. Revenues increased $14.2 million to $49.7 million for the period from July 1, 1997 through April 21, 1998 from $35.5 million for the year ended June 30, 1997. The increase was primarily attributable to a further increase in capacity by the addition of two high-speed, three- spindle five-axis gantry mills and two machining centers, as well as increased shipments to both Boeing and Northrop Grumman Corporation.

    COST OF SALES. Cost of sales increased $8.9 million to $34.6 million for the period from July 1, 1997 to April 21, 1998 from $25.7 million for the year ended June 30, 1997. Cost of sales increased primarily as a result of the increase in sales. Cost of sales as a percentage of revenues decreased to 69.7% for the period from July 1, 1997 to April 21, 1998 from 72.3% for the year ended June 30, 1997. This decrease was primarily attributable to a reduction in the level of start up costs encountered in the previous period as well as improved productivity gains.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.6 million to $6.8 million for the period from July 1, 1997 to April 21, 1998 from $3.2 million for the year ended
June 30, 1997. Selling, general and administrative expenses for the period from July 1, 1997 to April 21, 1998 include $3.8 million of non-recurring management and employee bonuses paid in connection with the sale of Brittain Machine. Selling, general and administrative expenses as a percentage of revenues increased to 13.7% for the period from July 1, 1997 to April 21, 1998 from 9.1% for the year ended June 30, 1997. Excluding non-recurring bonuses, selling, general and administrative expenses as a percentage of revenues for the period from July 1, 1997 to April 21, 1998 was 6.0%.

    OPERATING INCOME. Operating income increased $1.6 million to $8.2 million for the period from July 1, 1997 through April 21, 1998 from $6.6 million for the year ended June 30, 1997 as a result of an increase in revenues. Operating income as a percentage of revenues decreased to 16.6% for the period from July 1, 1997 through April 21, 1998 from 18.6% for the year ended June 30, 1997.

    NET INCOME. Net income increased $1.1 million to $5.0 million for the period from July 1, 1997 through April 21, 1998 from $3.9 million for the year ended June 30, 1997. The increase in net income was primarily attributable to increased revenues and higher gross profit margins.

    NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash flow provided by operating activities increased $8.2 million to $8.0 million for the period from July 1, 1997 through April 21, 1998 from net cash flow used in operating activities of $0.2 million for the year ended June 30, 1997. The primary sources of cash during the period from July 1, 1997 through April 21, 1998 related to increases in net income, accounts payable and accrued expenses, and a decrease in inventories.

    NET CASH FLOW USED IN INVESTING ACTIVITIES. Net cash flow used in investing activities was primarily related to purchases of property and equipment. Net cash flow used in investing activities was $3.5 million for the period from July 1, 1997 through April 21, 1998 and $1.2 million for the year ended
June 30, 1997.

    NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES. Net cash flow used in financing activities increased $5.0 million to net cash flow used in financing activities of $3.2 million for the period from July 1, 1997 through April 21, 1998 from $1.8 million of net cash flow provided by financing activities for the year ended June 30, 1997. The increase in net cash flow used in financing activities was primarily attributable to the repayments of outstanding lines of credit and principal payments on debt.

    EBITDA. EBITDA increased $1.5 million to $9.8 million for the period from July 1, 1997 through April 21, 1998 from $8.3 million for the year ended
June 30, 1997. The increase was primarily the result of an increase in revenues. EBITDA as a percentage of revenues decreased to 19.6% for the period from July 1, 1997 through April 21, 1998 from 23.3% for the year ended June 30, 1997, primarily as a result of increased selling, general and administrative expense related to non-recurring bonuses above paid in connection with the sale of Brittain Machine to us.

LIQUIDITY AND CAPITAL RESOURCES

    Our principal sources of liquidity have been borrowings, proceeds from the sale of stock and, to a lesser extent, cash flows from operating activities. At December 31, 1999 we had cash of approximately $8.3 million, working capital of approximately $39.1 million and total debt, including the current portion of long term debt, of approximately $232.7 million.

    On April 21, 1998, we completed the private offering of $110.0 million of Series A notes. After fees and expenses of $3.3 million, the net cash proceeds of $106.7 million from the issuance and sale of the Series A notes were used to finance acquisitions and for general corporate purposes. The net proceeds from the issuance and sale of the Series A notes were also used to repay existing bank debt which had been used to finance our acquisition of Western Methods and Aeromil and which was to mature on November 25, 2000 and bore interest at a blended rate of approximately prime plus 83 basis points. In April and May 1998, we also issued additional shares of common stock for approximately $13.5 million in cash. We completed the exchange of Series A Notes for Series B Notes on January 4, 2000.

    On July 30, 1999, we completed the private offering of $19.0 million of Series C notes. After the original issue discount of $2.8 million, the net cash proceeds of $16.2 million were used to partly finance our acquisition of Trim and our other subsidiaries located in the United Kingdom. We also issued additional shares of common stock in July 1999 for $15.0 million in cash. We completed the exchange of Series C Notes for Series D Notes on January 4, 2000.

    We entered into a credit agreement dated November 20, 1998, as amended and restated on February 11, 1999, as amended further on June 7, 1999, as amended further on July 30, 1999, as amended further on March 30, 2000, with BankBoston, N.A. as Agent, NationsBank, N.A. as Co-Agent, the lenders named therein, including BankBoston as a lender, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent and BancBoston Robertson Stephens Inc., an affiliate of BankBoston, as arranger, providing for borrowing availability, after the amendments, of up to $125.7 million. Our obligations under the credit agreement are guaranteed on a senior basis by our direct and indirect subsidiaries, except for Maybrey, and secured by a security interest in substantially all of our assets and those of our subsidiaries. The credit agreement contains customary conditions to borrowing and contains customary restrictions and covenants. The June 7, 1999 amendment to the credit agreement retroactively amended some of these covenants effective as of March 31, 1999, particularly covenants based on EBITDA targets and EBITDA ratios, to enable us to maintain compliance with the terms of the credit agreement, as amended. The June 7, 1999 amendment also increased interest rates by 0.25% and increased some fees which are based on leverage ratios. At
December 31, 1999, we failed to meet certain of the financial covenants under our credit agreement. In addition, we failed to comply with certain investment restrictions in connection with advances we made to our United Kingdom subsidiary. The March 30, 2000 amendment waived compliance with such covenants, amended the financial covenants for calendar year 2000, added a minimum accounts payable covenant, added a requirement of mandatory prepayment of the loans in connection with the settlement of certain litigation, added a provision regarding maintenance of agreed upon levels of accounts payable, added a restriction regarding changes to the indentures governing the Series B and Series D Notes, requires us to grant mortgages on our owned real estate in favor of the banks, requires us to arrange for our United Kingdom subsidiary to repay $1.3 million to us, and increased the applicable interest rates and credit facility fees. We are in compliance with the financial covenants at this time.

    The credit agreement, as amended, consists of a revolving credit facility of $25.0 million, of which $10.0 million is currently available, a $35.0 million term loan ("Term Loan A"), a $45.0 million term loan ("Term Loan B") and a $20.7 million acquisition line (the "Acquisition Line"). At February 29, 2000 we had borrowed $105.7 million under the credit agreement, consisting of the full amount of Term A Loan and Term B Loan and $20.7 million of the Acquisition Line and $5.0 million of the revolving credit facility. The March 30, 2000 amendment terminates the unused portion of the Acquisition Line and limits or prohibits advances under the revolving credit facility during certain time periods.

    The Series B notes call for semi-annual interest payments on April 15 and October 15 of each year, beginning October 15, 1998. The Series D notes call for semi-annual interest payments on April 15 and October 15 of each year, beginning October 15, 1999. The Series B and Series D notes are guaranteed by all of our current subsidiaries except Maybrey, are subordinate to borrowings under the credit agreement and require us to meet specific financial ratios, and satisfy other financial condition tests prior to incurring additional debt or making some payments. The terms of the notes and the credit agreement include restrictive covenants that restrict our ability to pay dividends, sell some assets and incur additional indebtedness. Our ability to pay principal and interest on our indebtedness, including the notes, will depend upon the future operating performance of our subsidiaries and will require a substantial portion of our cash flow from operations.

    Operating activities provided $8.1 million of cash flow during the year ended December 31, 1999. Net cash used in investing activities during the year ended December 31, 1999 related to purchases of property and equipment and was $57.9 million. Net cash provided by financing activities during the year ended December 31, 1999 was $50.3 million.

    The principal use of cash during the year ended December 31, 1999 was to fund the acquisitions we completed during 1999 and to repay indebtedness incurred to finance our acquisitions in 1997 and 1998. We provided $8.1 million in net cash for operating activities for the year ended December 31, 1999. Net cash provided by financing activities was $50.3 million for the year ended December 31, 1999. Net cash used for investing activities was $57.9 million for the year ended December 31, 1999.

    Capital expenditures during the year ended December 31, 1999 were approximately $3.6 million for machinery and miscellaneous equipment. Capital expenditures for the year ended December 31, 1998 were approximately
$5.7 million. The capital expenditures were primarily for high-speed manufacturing equipment. We believe that funds generated from operations and borrowing availability under the credit agreement will be sufficient to finance our current operations and planned capital expenditure requirements for the next 12 months.

    We may pursue other acquisition opportunities. We expect to fund future acquisitions, if any, through the issuance of additional equity securities, incurrence of additional indebtedness, including use of amounts available under the credit agreement, and cash flow from operations. To the extent we fund a significant portion of the consideration for future acquisitions with cash, we may have to increase the amount of our credit agreement or obtain other sources of financing. There can be no assurance that we will be able to obtain financing for potential acquisitions on satisfactory terms and conditions.

INDUSTRY TRENDS

    We and other suppliers to Boeing experienced a decrease in the value and number of orders from Boeing delivered in 1999 as compared to 1998. We believe the reduction is due to changes in Boeing's purchasing practices implemented as part of Boeing's strategy to reduce inventories and increase its use of just-in-time manufacturing techniques. Boeing's stated goal is to increase its annual inventory turn rate, which is currently approximately two times, to an annual inventory turn rate of four times. In addition, Boeing is forecasting a reduction in its delivery of commercial aircraft to 480 aircraft in 2000 relative to projected deliveries of 620 aircraft in 1999. We have experienced a decline in the value of orders by Boeing for delivery in 2000 at most of our United States subsidiaries, and particularly at Brittain Machine and at Pacific Hills. Boeing orders could continue to decline and we cannot assure you that Boeing orders will increase or return to the 1998 or 1999 level in 2000. In addition, our results of operations in 2000 probably will not exceed 1999 pro forma results.

INFLATION

    We believe that inflation has not had a material impact on its results of operations for the 36 days ended December 31, 1997, the year ended December 31, 1998 and the year ended December 31, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective January 1, 1998. This Statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There was no impact on the financial statements of Compass due to the adoption of SFAS No. 130.

    We also adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS" No. 131"), on January 1, 1998. This statement requires us to report financial and descriptive information about its reportable operating segments. There was no impact on our financial statements due to the adoption of SFAS No. 131.

    Also effective January 1, 1998, we adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 supersedes the disclosure requirements in Statements of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," Statements of Financial Accounting Standards No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." SFAS No. 132 is intended to improve and standardize disclosures regarding pensions and post-retirement benefits. There was no impact on our financial statements due to the adoption of SFAS No. 132.

    In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect the impact of SFAS No. 133 to have a material effect on our financial reporting.

    In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires capitalization and amortization of qualified computer software costs over their estimated useful life. We do not expect the adoption of SOP 98-1 to have a material impact on our financial statements.

    In April 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires costs of start-up activities, as defined in Statement SOP 98-5, to be expenses as incurred. Compass does not expect the adoption of SOP 98-5 to have a material impact on its financial statements.

YEAR 2000

    The Year 2000 issue concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. We and some of our customers and suppliers are dependent in part on computer- and date-controlled systems for some functions. As of the date of this report, the January 1, 2000 date has passed and we are not aware of any significant internal customer- or vendor-related Year 2000 issues or computer-related failures. However, as of this date we have not performed all of the month-, quarter and year-end update and closing procedures for our computer and date-controlled systems. We cannot assure you that our efforts to address Year 2000 issues were fully effective, or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. We intend to continue to monitor our systems and our vendors, suppliers and customers for Year 2000 related issues and take necessary actions to correct the problems, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK AND RISK MANAGEMENT POLICIES

    Our results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. We are also exposed to changes in interest rates primarily from our long term debt issued at a fixed rate. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $1.0 million for the year ended December 31, 1999. Based on the current holdings of debt, we do not believe our exposure to interest rate risk is material. Fixed rate debt obligations currently issued by us are callable prior to maturity under some circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


COMPASS AEROSPACE CORPORATION
For the years ended December 31, 1999 and 1998 and for the
period from October 21, 1997 (date of incorporation) through
December 31, 1997
Report of Independent Auditors..............................        22
Consolidated Balance Sheets.................................        23
Consolidated Statements of Operations.......................        24
Consolidated Statements of Stockholders' Equity.............        25
Consolidated Statements of Cash Flows.......................        26
Notes to Consolidated Financial Statements..................        27
BRITTAIN MACHINE, INC.
For the period from July 1, 1997 through April 21, 1998
Report of Independent Certified Public Accountants..........        40
Consolidated Balance Sheet..................................        41
Consolidated Statement of Earnings and Retained Earnings....        42
Consolidated Statement of Cash Flows........................        43
Notes to Consolidated Financial Statements..................        44
For the years ended June 30, 1997 and June 30, 1996
Report of Independent Certified Public Accountants..........        51
Report of Independent Auditors..............................        52
Consolidated Balance Sheets.................................        53
Consolidated Statements of Earnings and Retained Earnings...        55
Consolidated Statements of Cash Flows.......................        56
Notes to Consolidated Financial Statements..................        57

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders
Compass Aerospace Corporation

    We have audited the accompanying consolidated balance sheets of Compass Aerospace Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 and the period October 21, 1997 (date of incorporation) through December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Aerospace Corporation and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the year ended
December 31, 1999 and 1998 and the period October 21, 1997 (date of incorporation) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP
Long Beach, California
March 20, 2000 except for Note 16, as to which the date is March 30, 2000

                         COMPASS AEROSPACE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  8,323   $  7,871
  Accounts receivable less allowance for doubtful accounts
    of $1,040 in 1999 and $756 in 1998......................    23,136     19,553
  Inventories...............................................    36,689     32,631
  Deferred income taxes.....................................     2,519      2,100
  Refundable income taxes...................................        --        889
  Prepaid expenses and other current assets.................     1,556        418
                                                              --------   --------
  Total current assets......................................    72,233     63,462
  Property and equipment, net...............................    73,033     58,914
  Costs in excess of net assets acquired, net of accumulated
    amortization of $6,950 in 1999 and $2,519 in 1998.......   142,028    120,412
  Other assets..............................................    14,137     12,717
                                                              --------   --------
  Total assets..............................................  $301,431   $255,505
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  9,594   $ 10,827
  Accrued liabilities.......................................    13,250      9,910
  Income taxes payable......................................     1,864         --
  Current portion of long-term debt and capital leases......     8,382      4,632
                                                              --------   --------
  Total current liabilities.................................    33,090     25,369
  Deferred income taxes.....................................     8,770      7,845
  Long-term debt and capital leases, less current portion...   224,316    192,336
  Commitments and contingencies
  Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares:
      56,000,000 at December 31, 1999
      36,000,000 at December 31, 1998
    Issued and Outstanding:
      34,979,710 at December 31, 1999
      24,775,628 at December 31, 1998.......................       350        248
  Paid-in capital...........................................    43,616     28,718
  Retained earnings.........................................    (8,711)       989
                                                              --------   --------
  Total stockholders' equity................................    35,255     29,955
                                                              --------   --------
  Total liabilities and stockholders' equity................  $301,431   $255,505
                                                              ========   ========

                            See accompanying notes.

                         COMPASS AEROSPACE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                     PERIOD FROM
                                                                                     OCTOBER 21
                                                                 YEAR ENDED            THROUGH
                                                                DECEMBER 31,          DECEMBER
                                                           -----------------------       31,
                                                              1999         1998         1997
                                                           ----------   ----------   -----------
Net sales................................................   $139,437     $96,547       $3,057
Cost of sales............................................    101,071      70,410        2,386
                                                            --------     -------       ------
Gross profit.............................................     38,366      26,137          671
Selling, general and administrative expenses.............     24,606      14,537          404
                                                            --------     -------       ------
Operating income.........................................     13,760      11,600          267
Interest expense.........................................     21,526       8,493          166
Other expense (income)...................................      2,476         670          (16)
                                                            --------     -------       ------
(Loss) income before income taxes........................    (10,242)      2,437          117
Income tax (benefit) expense.............................       (542)      1,522           43
                                                            --------     -------       ------
Net (loss) income........................................   $ (9,700)    $   915       $   74
                                                            ========     =======       ======

                         COMPASS AEROSPACE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                    ADDITIONAL                  TOTAL
                                                                     PAID-IN     RETAINED   STOCKHOLDERS'
                                             SHARES       AMOUNT     CAPITAL     EARNINGS      EQUITY
                                           -----------   --------   ----------   --------   -------------
                                                COMMON STOCK
                                           ----------------------
Balance at October 21, 1997 (date of
  incorporation).........................  $        --     $ --       $    --    $    --       $    --
Proceeds from initial private placement
  of stock...............................    9,000,000       90         8,910         --         9,000
Net income...............................                    --            --         74            74
                                           -----------     ----       -------    -------       -------
Balance at December 31, 1997.............    9,000,000       90         8,910         74         9,074
Issuance of stock........................      582,376        6           460         --           466
Conversion of mezzanine debt to stock....    6,000,000       60         5,940         --         6,000
Issuance of stock........................    9,193,252       92        13,408         --        13,500
Net income...............................           --       --            --        915           915
                                           -----------     ----       -------    -------       -------
Balance at December 31, 1998.............   24,775,628     $248       $28,718    $   989       $29,955
Issuance of stock........................   10,204,082      102        14,898                   15,000
Net loss.................................           --       --            --     (9,700)       (9,700)
Balance at December 31, 1999.............   34,979,710     $350       $43,616    $(8,711)      $35,255
                                           ===========     ====       =======    =======       =======

                            See accompanying notes.

                         COMPASS AEROSPACE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          PERIOD FROM
                                                                     YEAR ENDED           OCTOBER 21
                                                                    DECEMBER 31,            THROUGH
                                                              -------------------------   DECEMBER 31
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
OPERATING ACTIVITIES
  Net (loss) income.........................................      (9,700)    $     915     $     74
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
  Depreciation..............................................      10,355         5,974          166
  Amortization of goodwill..................................       6,950         2,466           53
  Amortization of debt discount loan fees...................       2,571            --           --
  Loss on sales of property & equipment.....................          37            --           --
  Stock issued for compensation.............................          --           466           --
  Deferred taxes............................................      (1,695)         (317)          --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       6,237          (681)         249
    Inventories.............................................       3,187        (5,253)         308
    Prepaid expenses and other assets.......................      (3,378)      (14,829)        (136)
    Accounts payable........................................      (4,049)        2,432         (530)
    Accrued expenses and other liabilities..................      (2,539)        2,150           85
                                                               ---------     ---------     --------
  Net cash (used in) provided by operating activities.......       7,976        (6,677)         269

INVESTING ACTIVITIES
  Purchase of property and equipment........................      (3,636)       (5,701)         (25)
  Acquired businesses, net of cash acquired.................     (49,326)     (166,416)     (23,431)
                                                               ---------     ---------     --------
  Net cash used in investing activities.....................     (52,962)     (172,117)     (23,456)

FINANCING ACTIVITIES
  Proceeds from note offering...............................      16,150       110,000           --
  Proceeds from long-term debt..............................      19,604        81,000       10,262
  Proceeds from mezzanine debt..............................          --            --        6,000
  Proceeds from sale of stock...............................      15,000        13,500        9,000
  Payments on long-term debt and capital leases.............      (5,316)      (14,244)      (5,666)
  Net (decrease) increase in line of credit.................          --        (4,034)       4,034
                                                               ---------     ---------     --------
  Net cash provided by financing activities.................      45,438       186,222       23,630
                                                               ---------     ---------     --------
  Net increase in cash......................................         452         7,428          443
  Cash and cash equivalents at beginning of period..........       7,871           443           --
                                                               ---------     ---------     --------
  Cash and cash equivalents at end of period................       8,323     $   7,871     $    443
                                                               =========     =========     ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest..................................................   $  22,020     $   6,600     $     33
                                                               =========     =========     ========
  Income taxes..............................................   $     385     $   2,100     $    110
                                                               =========     =========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
  Conversion of mezzanine debt to stock.....................          --     $   6,000     $     --
                                                               =========     =========     ========
  Note payable assumed through acquisition..................   $   2,594     $      --     $     --
  Assets acquired under capital leases......................   $   2,244     $   4,672     $     --
                                                               =========     =========     ========

                            See accompanying notes.

                         COMPASS AEROSPACE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Compass Aerospace Corporation and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS

    The Company is a major supplier of precision machined individual parts, and of higher value-added sub-assemblies, manufacturing kits and structural components used by aerospace manufacturers in structural frames and other metal aircraft components. The Company manufactures its products using various metals including aluminum, titanium and steel through the use of precision computer numerically controlled machine tools using a variety of advanced techniques and machinery including horizontal and vertical machining centers and state-of-the-art high-speed precision machining equipment, as well as three-spindle five-axis gantry mills. Operations are conducted at locations throughout the United States and the United Kingdom. Customers include domestic and foreign entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company recognizes revenue from product sales at the time of shipment. The Company provides its customers the right to return products that are damaged or defective. Provisions are made for estimated returns.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

    The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are held by major financial institutions. The Company is subject to risk for amounts in excess of federal deposit insurance limits.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of trade receivables. The Company conducts a major portion of its business with a limited number of customers. Credit is extended based upon an evaluation of each customer's financial condition, with terms consistent with those present throughout the industry. Typically, the Company does not require collateral from customers.

    Sales to the Boeing Company accounted for 51%, 72% and 77% of total consolidated sales for the year ended December 31, 1999 and 1998 and for the period October 21, 1997 through December 31, 1997,

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respectively. Trade accounts receivable from the Boeing Company accounted for 32%, 63% and 76% of total consolidated accounts receivable as of December 31, 1999, 1998 and 1997, respectively. Trade accounts receivable from British Aerospace accounted for 29% of total consolidated accounts receivable as of December 31, 1999.

FAIR VALUES OF FINANCIAL INSTRUMENTS

    Fair values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate cost due to the short period of time to maturity. Fair values of long-term debt, which have been determined based on borrowing rates currently available to the Company for loans with similar terms of maturity, approximate the carrying amounts in the consolidated financial statements.

INVENTORIES

    Inventories are stated at the lower of cost, principally the first-in, first-out method, or market.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost. The provision for depreciation of property and equipment, which includes amortization of assets under capital leases, is generally computed on a straight-line basis over the following useful lives:

Buildings and improvements......  5-40 years
Machinery and equipment.........  2-10 years
Furniture and fixtures..........  5-10 years
Leasehold improvements..........  Lease term or life of asset, whichever is shorter

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, the Company records losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

    Excess of cost over the fair value of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. In addition, under FASB Statement No. 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable.

    Amortization expense related to goodwill was $6,950,000 and $2,466,000 for the years ended December 31, 1999 and 1998, respectively, and $53,000 for the period October 21, 1997 through December 31, 1997.

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52, FOREIGN CURRENCY TRANSLATION. All balance sheet accounts have been translated into U.S. dollars using the year-end exchange rate. Income statement accounts have been translated at average exchange rates for the period. Adjustments resulting from translation of foreign currency financial statements were not material in 1999. Exchange gains and losses from foreign currency transactions are included in the consolidated statements of operations in the period in which they occur.

INCOME TAXES

    Deferred income taxes are computed using the liability method and reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred tax assets and liabilities.

STOCK-BASED COMPENSATION

    The Company has elected to account for stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25 (APB 25), ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and to provide the pro forma disclosures required under FASB Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Under
APB 25, the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of the grant.

COMPREHENSIVE INCOME (LOSS)

    The Company has adopted the disclosure requirements of FASB Statement
No. 130, REPORTING COMPREHENSIVE INCOME. The Statement requires the Company to display an amount representing comprehensive income for the year in a financial statement that is displayed with the same prominence as other financial statements. The Company had no items of other comprehensive income (loss) during the year ended December 31, 1999.

SEGMENTS

    The Company has one segment--the supply of original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally. The accounting policies of the operating segment are the same as those described in
Note 2. The Company evaluates performance based on EBITDA, defined as profit before income taxes, interest, depreciation, goodwill amortization, and management fees paid to an affiliate.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999 (as deferred by FASB Statement No. 137). Because of the Company's minimal use of

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) derivatives, management does not anticipate that the adoption of the new statement will have a significant effect on earnings or the financial position of the Company.

    Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires capitalization of qualified computer software costs with amortization recognized over their estimated useful lives. There was no impact on the financial statements due to the adoption of SOP 98-1.

    Effective January 1, 1999, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities, as defined in the Statement, to be expensed as incurred. There was no impact on the financial statements due to the adoption of SOP 98-5.

3. ACQUISITIONS

    Each of the following transactions has been accounted for under the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations include revenues and expenses related to these entities since their respective closing dates. Except for the Trim Engineering Limited acquisition discussed below, the financial statements reflect the final allocations of the purchase price. Because the purchase price allocation has not been finalized on the Trim Engineering Limited business combination, the financial statements reflect the preliminary allocation of the purchase price.

    During 1997, the Company funded the acquisitions of Western Methods Machinery Corporation (Western) and Aeromil Engineering Company (Aeromil) under its then existing credit facility. During 1998, the Company paid down the debt related to the 1997 acquisitions and funded its 1998 acquisitions through the proceeds provided by the $110 million Offering and the $170 million Credit Agreement (see Notes 5 and 7). The Company's 1999 acquisition of Trim was funded through the proceeds provided by the $19 million Offering, the issuance of $15 million of common stock (See Notes 5 and 7) and a note to the seller for $2.6 million.

    Each of the businesses discussed below, acquired during 1998, manufactures parts for aerospace customers, including precision machined parts from titanium, aluminum, and steel.

    On April 21, 1998, the Company acquired all of the outstanding common stock of Barnes Machine, Inc., located in Shelton, Washington. The Company also acquired certain land and buildings owned by the stockholders and used in the operation of the business. The purchase price was $15.1 million. The Company also retired debt of approximately $0.8 million upon acquisition.

    On April 21, 1998, the Company acquired all of the outstanding stock of Brittain Machine, Inc. (Brittain) and its wholly-owned subsidiary, Wichita Manufacturing, Inc. (Wichita). Brittain is located in Wichita, Kansas, and Wichita is located in Cerritos, California. The purchase price was $55.0 million. The Company also retired debt of approximately $3.0 million upon acquisition.

    On May 11, 1998, the Company acquired certain assets and liabilities of Sea-Lect Products, Inc. and all of the outstanding common stock of its affiliate J&J Leasing (collectively Sea-Lect). Sea-Lect is located

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

3. ACQUISITIONS (CONTINUED)
in Kent, Washington. The purchase price was $12.2 million. The Company also retired debt of $0.9 million upon acquisition.

    On November 20, 1998, the Company purchased all of the outstanding stock of Pacific Hills Manufacturing Company (formerly Lamsco West, Inc.), with operations located in Santa Clarita, California, and Kent, Washington. The purchase price was $73.7 million. At December 31, 1999 and 1998, $2.5 million is held for the seller in escrow pending fulfillment of provisions in the purchase agreement.

    On December 31, 1998, the Company acquired all of the outstanding common stock of Modern Manufacturing, Inc. (formerly Y.F. Americas, Inc.), located in Renton, Washington. The purchase price was $23.1 million. At December 31, 1999 and 1998, $2.5 million is held in escrow for the seller pending fulfillment of certain provisions in the purchase agreement.

    On July 31, 1999, the Company acquired all of the outstanding capital stock of Trim Engineering Limited, located in the United Kingdom. The purchase price was $51.2 million, net of acquired cash, including a $2.6 million seller variable rate note. At December 31, 1999, $5.2 million is held in escrow for the seller pending fulfillment of certain provisions in the purchase agreement.

4. PRO FORMA FINANCIAL RESULTS (UNAUDITED)

    The following unaudited consolidated supplemental pro forma information includes the accounts of Compass Aerospace Corporation and its wholly owned subsidiaries. The pro forma information assumes that all the acquisitions were consummated on January 1, 1998 (in thousands).

                                                              DECEMBER 31
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Net sales...............................................  $165,400   $227,365
                                                          ========   ========
Net (loss) income.......................................  $ (9,290)  $  9,732
                                                          ========   ========

    The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest on acquisition debt, additional depreciation expense based on the fair market value of the property, plant and equipment acquired and certain other adjustments, together with the income tax effects thereon. The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisitions and borrowings occurred on those dates, nor is it indicative of the results that may occur in the future.

5. INVENTORIES

    The following is a summary of inventories (in thousands):

                                                                DECEMBER 31
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
Raw materials.............................................  $10,353    $10,048
Work in process...........................................   18,751     16,970
Finished goods............................................    7,585      5,613
                                                            -------    -------
                                                            $36,689    $32,631
                                                            =======    =======

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

6. PROPERTY AND EQUIPMENT

    The following is a summary of property and equipment (in thousands):

                                                               DECEMBER 31
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Land.....................................................  $  3,296   $ 1,991
Building and improvements................................    12,826     6,098
Furniture and fixtures...................................     2,774     1,376
Leasehold improvements...................................       891       547
Machinery and equipment..................................    97,448    55,042
                                                           --------   -------
                                                            117,235    65,054
Accumulated depreciation.................................   (44,202)   (6,140)
                                                           --------   -------
                                                           $ 73,033   $58,914
                                                           ========   =======

    Included in machinery and equipment are equipment under capital lease arrangements with historical cost of $6,782,000 and $2,565,000 at December 31, 1999 and 1998, respectively (see Note 14).

7. DEBT OFFERING

    On April 21, 1998, the Company completed a $110 million debt offering of 10 1/8% Senior Subordinated Notes. On July 23, 1999 the Company completed a
$19 million debt offering of 10 1/8% Senior Subordinated Notes. Net cash proceeds from this offering were $16.2 million, reflecting discounts of $2.8 million. The Notes are unconditionally guaranteed on a senior subordinated basis by various of the Company's existing subsidiaries and all future subsidiaries. The net proceeds from the Offerings were used to repay all outstanding bank debt, to finance the acquisitions, and for general corporate purposes. The transaction costs of $8.3 million incurred in connection with the Offerings were recorded as a deferred charge and are amortized over the life of the Notes on a straight-line basis.

    The Notes mature on April 15, 2005, unless redeemed prior to that time. Interest on the Notes is payable semiannually on April 15 and October 15 of each year, commencing October 15, 1998, to holders of record. The Notes will be redeemable at the option of the Company, in whole or in part, on or after April 15, 2002 at the redemption price as defined in the agreement. In addition, on or before April 15, 2001 the Company may redeem up to 35% of the principal amount with the net proceeds of one or more public equity offerings as defined and provided for in the agreement.

    Under provisions of the indenture applicable to the Notes, the Company may, under certain circumstances, be limited in its ability to incur additional indebtedness or issue Disqualified Capital Stock (as defined), pay dividends or make other distributions, create certain liens on assets, sell certain assets and stock of subsidiaries, enter into certain transactions with affiliates, and effect certain mergers and consolidations. The Company is also subject to certain restrictive covenants and is required to maintain certain financial ratios in connection with the Notes.

8. MEZZANINE DEBT

    In connection with the acquisitions of Western and Aeromil, the Company entered into a subordinated note with its largest stockholder for $6 million bearing interest at 11%, payable quarterly. On

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

8. MEZZANINE DEBT (CONTINUED)
March 18, 1998, the Note and related accrued interest was exchanged for 6 million shares of the Company's common stock.

9. BANK BORROWINGS (SEE ALSO NOTE 16)

    Long-term debt and capital leases consist of the following (dollars in thousands):

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Senior subordinated notes...................................  $129,000   $110,000
Term Loan A.................................................    31,500     35,000
Term Loan B.................................................    44,550     45,000
Acquisition line of credit..................................    20,604      1,000
Capital leases and other....................................     9,687      5,968
Unamortized discount on senior subordinated notes...........    (2,643)        --
                                                              --------   --------
                                                              $232,698   $196,968
                                                              ========   ========

    On November 20, 1998, the Company entered into a $170 million credit agreement (Credit Agreement) with Fleet National Bank (formerly known as BankBoston, N.A.) and its participants. This credit agreement, as amended and restated on February 11, 1999, and as further amended as of June 7, 1999 and July 30, 1999, replaced a prior revolving credit facility with Fleet. The credit agreement includes a $25 million revolving credit note (Revolver), Term Loan A with available lending of up to $35 million, Term Loan B with available lending of up to $45 million, and an acquisition line of credit (Acquisition Line) for up to $35 million. The transaction costs of $5.2 million incurred in connection with the Credit Agreement were recorded as a deferred charge and are amortized over the life of the Credit Agreement using the straight-line method. The Credit Agreement accrues interest at variable rates based upon the bank's prime rate or Eurocurrency rate and is payable quarterly. The Revolver matures November 2003. Term Loan A is payable in equal quarterly installments, totaling 10% of the outstanding principal in 1999, 15% of the outstanding principal in 2000 and 2001, 23.75% of the outstanding principal in 2002, and the remainder in 2003. Term Loan B is payable in equal quarterly installments totaling 1% of the outstanding principal in 1999 through 2003, and 47.5% of the outstanding principal in 2004 and 2005. Payments on the Acquisition Line begin at December 31, 2000 and are payable in 13 equal quarterly installments. The Credit Agreement contains certain restrictive covenants and requires the maintenance of certain financial ratios.

    As prescribed by and defined in the Credit Agreement, availability under the Revolver is limited to 85% of eligible accounts receivable, plus 50% of the net book value of eligible inventory, plus 25% of the orderly liquidation value of machinery and equipment, subject to reserves that may be established by the lender. Subject to these provisions, the Company has $25 million available under the Revolver and approximately $14 million available under the Acquisition Line. The remaining $30 million of the Acquisition Line will become available provided the Company raises one dollar of equity for every additional dollar of borrowings over the initial $35 million of availability.

    As of December 31, 1997, the Company had a note payable to a bank for $10.3 million. The note was secured by substantially all of the Company's assets and accrued interest at 9.5%. Interest and principal

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

9. BANK BORROWINGS (SEE ALSO NOTE 16) (CONTINUED) payments were due monthly. The note had a maturity date of November 2000. At December 31, 1997, the Company also had outstanding an installment loan with a bank for $300,000 that was payable monthly with 8.6% interest and an original maturity of October 2002. Both of these loans were paid in full during 1998.

    Maturities of long-term debt, excluding capital lease payments (see
Note 14) as of December 31, 1999 are as follows (in thousands):

2000........................................................  $  8,382
2001........................................................    12,981
2002........................................................    18,674
2003........................................................    20,186
2004........................................................    22,107
Thereafter..................................................   150,368
                                                              --------
                                                               232,698
Less current portion........................................    (8,382)
                                                              --------
Long-term debt..............................................  $224,316
                                                              ========

10. INCOME TAXES

                                                                   DECEMBER 31
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
Deferred tax assets:
  Accrued expenses not deductible for tax...............      $   597       $   735
  Inventories...........................................        1,922         1,365
  Net operating losses (expiring through 2014)..........        1,468            --
                                                              -------       -------
  Total deferred tax assets.............................        3,987         2,100
Deferred tax liabilities:
  Depreciation and amortization.........................      (10,029)       (7,645)
  Other.................................................         (209)         (200)
                                                              -------       -------
  Total deferred tax liabilities........................      (10,238)       (7,845)
                                                              -------       -------
  Net deferred tax liability............................      $(6,251)      $(5,745)
                                                              =======       =======

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

10. INCOME TAXES (CONTINUED)
    Significant components of the provision for income taxes are as follows (in thousands):

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Current:
  Federal...........................................   $(2,327)      $1,770
  Non-U.S...........................................       185           --
  State.............................................      (443)          69
                                                       -------       ------
                                                        (2,585)       1,839
Deferred:
  Federal...........................................     1,469         (270)
  Non-U.S...........................................       283           --
  State.............................................       291          (47)
                                                       -------       ------
                                                         2,043         (317)
                                                       -------       ------
                                                       $  (542)      $1,522
                                                       =======       ======

    The reconciliation of income tax at the U.S. federal statutory rate to income tax expense is as follows:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                      -----------------------
                                                         1999         1998
                                                      ----------   ----------
Income tax at U.S. statutory rates..................     (34)%         34%
State income tax, net of federal benefit............      (3)           3
Goodwill............................................      10           27
Non-U.S. taxes......................................       5           --
Differences between previous year's taxes provided
  and actual paid...................................      10           --
Other...............................................       7           (2)
                                                         ---           --
                                                          (5)%         62%
                                                         ===           ==

11. STOCKHOLDERS' EQUITY

    In October 1997, the Company was incorporated with the issuance of 9 million shares of common stock in a private placement, generating net proceeds of $9 million. The proceeds from this placement were primarily used to acquire Western and Aeromil.

    In April 1998, the Company amended its articles of incorporation to increase the number of authorized shares from 20 million to 36 million and to establish a second class of common stock, Class B. All rights remain the same as Class A, except Class B stock is nonvoting and contains conversion rights based upon certain criteria.

    In connection with the April 21, 1998 Offering, the Company issued approximately 5.4 million shares of Class B and 3.7 million shares of Class A shares for $13.5 million in cash. Additionally, in 1998, 582,376

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

11. STOCKHOLDERS' EQUITY (CONTINUED)
shares of stock were issued to board members and the president as compensation for services related to the acquisitions.

    In July 1999, the Company amended its articles of incorporation to increase the number of authorized shares from 36 million to 56 million and converted all Class B stock to Class A.

    In connection with the July 23, 1999 Offering, the Company issued approximately 10.2 million shares of Class A shares for $15 million in cash.

12. STOCK OPTION PLAN

    In March 1998, the Company's Board of Directors adopted, and the shareholders approved, the Compass Aerospace Corporation 1998 Stock Incentive Plan (the Plan). The Plan will be administered by the Compensation Committee of the Board of Directors (the Committee). All officers, directors, employees and independent contractors of the Company are eligible for discretionary awards under the Plan. The Plan provides for stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock. The Plan permits the Committee to select eligible persons to receive awards and to determine certain terms and conditions of such awards, including the vesting schedule and exercise price of each award, provided, that the option exercise price may not be less than 85% of the fair market value per share of the Company's Common Stock on the date of the grant. Under the Plan, no participant may be granted incentive stock options that are first exercisable in any one calendar year with fair market value in excess of $100,000. 2,000,000 shares of the Company's Common Stock have been reserved for issuance under the Plan.

    No options were granted as of December 31, 1997. The status of the Company's stock option plan during 1998 and 1999 is summarized as follows:

                                                                NUMBER
                                                              OF OPTIONS
                                                              ----------
Outstanding at January 1, 1998..............................         --
Granted.....................................................    888,291
Exercised...................................................         --
Canceled....................................................         --
                                                                -------
Outstanding at December 31, 1998............................    888,291
Granted.....................................................     25,000
Exercised...................................................         --
Canceled....................................................    (86,000)
Outstanding at December 31, 1999............................    827,291
                                                                =======
Options Exercisable at December 31, 1998....................     60,000
Options Exercisable at December 31, 1999....................    515,791
                                                                =======

    Options generally are granted at fair market value at the date of grant and expire 10 years after the date of grant. Options for 60,000 shares, issued to an individual in 1998, are fully vested and immediately exercisable. The remainder of the options vest and become exercisable in varying installments beginning

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

12. STOCK OPTION PLAN (CONTINUED)
one year from the date of grant. Exercise prices for options outstanding as of December 31, 1999 ranged from $1.00 to $1.47 per share.

    Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FASB Statement No. 123, the Company's net (loss) income for the years ended December 31, 1999 and 1998 would have been $(9,739,000) and $804,000, respectively.

    The fair value for these options was estimated at the date of grant using the following weighted-average assumptions for December 31, 1999 and 1998: dividend yield of 0.0%, risk-free interest rates ranging from 4.58% to 5.02% depending on a weighted-average expected life ranging from two to ten years.

    The weighted average fair value of options granted during 1999 is $.18 per option. The weighted average exercise price for 1999 was $1.22. At December 31, 1999, the weighted average remaining contractual life of options outstanding is
8.5 years.

13. RELATED PARTY TRANSACTIONS

    The Company has entered into a management fee agreement with certain entities controlled by directors of the Company. Under this agreement, the Company is required to pay an annual aggregate amount equal to $200,000 plus 1.5% of the Company's earnings before income taxes, depreciation, amortization, and management fees. The Company also typically pays advisory fees to these affiliates in an amount equal to an aggregate of 1% of the consideration paid for each business acquired by the Company. Management and advisory fees paid to these affiliates were $1,398,000, $3,165,000 and $282,000 during the years ended December 31, 1999 and 1998 and the period from October 21, 1997 through
December 31, 1997.

14. COMMITMENTS AND CONTINGENCIES

    The Company leases certain machinery and equipment under capital leases expiring at various dates through July 2008. The Company also leases office spaces under operating leases with terms expiring at various dates through 2008. Rent expense for operating leases amounted to $1,698,000, $1,125,000 and $53,000 for the years ended December 31, 1999 and 1998 and the period October 21 through December 31, 1997, respectively.

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

14. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Future minimum payments by year and in the aggregate under all non-cancelable operating and capital leases with terms in excess of one year at December 31, 1999 are as follows (in thousands):

                                                            OPERATING   CAPITAL
YEAR ENDED DECEMBER 31                                       LEASES      LEASES
----------------------                                      ---------   --------
2000......................................................   $ 1,263     $1,249
2001......................................................     1,196      1,249
2002......................................................     1,174      1,198
2003......................................................     1,078        914
2004......................................................       881        844
Thereafter................................................     3,184      1,441
                                                             -------     ------
                                                             $ 8,776      6,895
                                                             =======
Less amount representing interest.........................               (1,510)
                                                                         ------
Present value of net minimum lease payments...............                5,385
Less current portion......................................               (1,249)
                                                                         ------
Long-term leases payable..................................               $4,136
                                                                         ======

    During the normal course of business, the Company is involved in various lawsuits. Management, in consultation with legal counsel, does not believe that the outcome of these lawsuits will have a materially adverse impact on the financial position or future operations of the Company.

15. RETIREMENT PLAN

    In September 1999 the Company established a 401(k) savings plan and trust (the plan) which generally covers all full time employees. Eligible employees can elect to withhold up to 15% of their wages and salaries, subject to Internal Revenue Code limitations. The plan provides a matching contribution equal to 50% of the employee's first 6% of wages and salaries contributed to the plan.

    Prior to 1999, the Company maintained various profit-sharing plans covering all of its eligible employees for entities acquired. Contributions to the plans were at the discretion of the Board of Directors and could not exceed the maximum amount permitted by the Internal Revenue Code. These profit-sharing plans terminated August 31, 1999, at which time the Company established its 401(k) savings plan and trust.

    During the years ended December 31, 1999 and 1998 and the period from October 21, 1997 through December 31, 1997, the Company made contributions to employee benefit plans of $374,000, $1,078,000 and $26,000, respectively.

16. SUBSEQUENT EVENTS

    Subsequent to December 31, 1999, the Company borrowed an additional $5 million under its Revolver.

    Effective March 30, 2000, the Company amended its Credit Agreement (see Note
9) and received waivers relative to certain debt covenants contained therein that were not met at December 31, 1999 and a waiver of the Company's failure to comply with a negative covenant restricting investments. The

                         COMPASS AEROSPACE CORPORATION

                               DECEMBER 31, 1999

16. SUBSEQUENT EVENTS (CONTINUED)
Amendment waived the Company's requirements to comply with certain debt covenants as of December 31, 1999 and through the effective date of the Amendment, at which time the Company was in compliance with all revised financial debt covenants. The Amendment waived the investment covenant breach, and also terminated the remaining availability under the $35 million Acquisition Line. The Amendment also placed additional borrowing restrictions on the $25 million Revolver, limiting availability to zero (0) during certain periods, and $10 million during other periods, provided that on August 30, 2000, the Revolver must be paid in full. Further, the Company has no borrowing availability on the Revolver from August 31, 2000 through and including
November 1, 2000, at which time up to $12 million becomes available. The Company is required to pay an amendment fee equal to 0.50% of substantially all of the outstanding debt under the Credit Agreement and the unused Revolver as of the effective date. The Amendment includes other requirements, including the submittal of various documents and financial reports to the lender, the addition of a covenant regarding an agreed level of accounts payable, restrictions on changes to the indentures governing the Series B and D Notes, the requirement to grant mortgages on the Company-owned real estate, as well as the requirement that potential litigation proceeds as described in the agreement be remitted to the lender. The Amendment also increased the applicable interest rates and credit facility fees.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Brittain Machine, Inc. and Subsidiary

    We have audited the accompanying consolidated balance sheet of Brittain Machine, Inc. and Subsidiary as of April 21, 1998, and the related consolidated statements of earnings and retained earnings and cash flows for the period
July 1, 1997 through April 21, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brittain Machine, Inc. and Subsidiary as of April 21, 1998, and the consolidated results of their operations and their consolidated cash flows for the period July 1, 1997 through April 21, 1998 in conformity with generally accepted accounting principles.

/s/ Grant Thornton LLP

Wichita, Kansas
July 9, 1998

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 APRIL 21, 1998

                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................                $ 1,683,235
  Accounts receivable
    Trade accounts receivable...............................                  7,672,400
    Other...................................................                     46,955
  Inventories...............................................                  8,845,527
  Refundable income taxes...................................                    401,691
  Prepaid expenses and other................................                     73,147
  Deferred income taxes.....................................                    606,936
                                                                            -----------
      Total current assets..................................                 19,329,891
PROPERTY AND EQUIPMENT, AT COST
  Land......................................................  $   200,604
  Buildings.................................................    3,691,276
  Machinery and equipment...................................   20,828,710
  Vehicles..................................................      148,425
  Office equipment..........................................      730,218
  Construction in progress..................................    2,892,234
                                                              -----------
                                                               28,491,467
  Less accumulated depreciation.............................   15,134,005    13,357,462
                                                              -----------
INVESTMENTS AND OTHER ASSETS
  Funds held by trustee.....................................       55,408
  Bond issuance costs.......................................       33,682        89,090
                                                              -----------   -----------
                                                                            $32,776,443
                                                                            ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................                $ 1,784,819
  Accrued payroll, bonuses and employee benefits............                  3,992,423
  Payable to affiliate......................................                  1,600,000
  Other accrued liabilities.................................                    233,937
  Current maturities of capital lease obligations...........                    428,757
  Current maturities of long-term debt......................                    508,151
  Current maturities of industrial revenue bonds............                     55,000
                                                                            -----------
      Total current liabilities.............................                  8,603,087
LONG-TERM LIABILITIES
  Capital lease obligations.................................                  1,585,953
  Long-term debt............................................                    551,809
  Industrial revenue bonds..................................                    645,000
  Deferred income taxes.....................................                  1,147,273
                                                                            -----------
                                                                              3,930,035
STOCKHOLDERS' EQUITY
  Common stock, Class A, voting, par value $1
    Authorized-300,000 shares Issued and outstanding-90,000
    shares..................................................  $    90,000
  Common stock, Class B, nonvoting, par value $1
    Authorized-300,000 shares Issued and outstanding-90,000
    shares..................................................       90,000
  Additional paid-in capital................................       55,004
  Retained earnings.........................................   20,008,317    20,243,321
                                                              -----------   -----------
                                                                            $32,776,443
                                                                            ===========

         The accompanying notes are an integral part of this statement.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

                   PERIOD JULY 1, 1997 THROUGH APRIL 21, 1998

Sales.......................................................  $49,682,444
Cost of sales...............................................   34,640,582
                                                              -----------
Gross margin on sales.......................................   15,041,862
General, administrative and selling expenses................    2,966,547
Nonrecurring management and employee bonuses paid in
  connection with sale of Company...........................    3,831,472
                                                              -----------
Earnings from operations....................................    8,243,843
Other income (expense)
  Interest income...........................................       13,327
  Interest expense..........................................     (398,808)
  Loss on sale of assets....................................      (59,184)
  Other.....................................................       79,410
                                                              -----------
                                                                 (365,255)
                                                              -----------
Earnings before income taxes................................    7,878,588
Income taxes................................................    2,901,353
                                                              -----------
    NET EARNINGS............................................    4,977,235
Retained earnings at July 1, 1997...........................   15,031,082
                                                              -----------
Retained earnings at April 21, 1998.........................  $20,008,317
                                                              ===========

         The accompanying notes are an integral part of this statement.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   PERIOD JULY 1, 1997 THROUGH APRIL 21, 1998

Increase (decrease) in cash and cash equivalents

Cash flows from operating activities
  Net earnings..............................................  $ 4,977,235
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization...........................    1,510,526
    Deferred income taxes...................................       72,078
    Loss on disposal of property and equipment..............       59,184
    Change in assets and liabilities
      Increase in accounts receivable.......................   (2,618,103)
      Increase in income taxes receivable...................     (294,205)
      Decrease in inventories...............................    2,132,289
      Increase in accounts payable..........................      172,920
      Increase in accrued payroll, bonuses and employee
        benefits............................................    2,273,572
      Other.................................................     (307,565)
                                                              -----------
        Net cash provided by operating activities...........    7,977,931
Cash flows from investing activities
  Purchase of property and equipment........................   (3,558,952)
  Proceeds from disposal of property and equipment..........       24,418
                                                              -----------
        Net cash used in investing activities...............   (3,534,534)
Cash flows from financing activities
  Net increase in payable to affiliate......................    1,600,000
  Net decrease in line of credit............................   (3,855,000)
  Repayments of long-term debt and industrial revenue
    bonds...................................................     (702,314)
  Repayments of capital lease obligations...................     (258,125)
                                                              -----------
        Net cash used in financing activities...............   (3,215,439)
                                                              -----------
Net increase in cash and cash equivalents...................    1,227,958
Cash and cash equivalents at July 1, 1997...................      455,277
                                                              -----------
Cash and cash equivalents at April 21, 1998.................  $ 1,683,235
                                                              ===========

         The accompanying notes are an integral part of this statement.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 21, 1998

NOTE A--SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. BUSINESS ACTIVITY, BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    Brittain Machine, Inc. manufactures parts according to customer specification primarily for use in the aerospace industry. The Company also designs, manufactures and sells tooling, machinery and equipment for use in the aerospace industry.

    Wichita Manufacturing, Inc., a wholly-owned subsidiary, is located in Cerritos, California, and is engaged in the same line of business as Brittain Machine, Inc.

    The consolidated financial statements include the consolidated accounts of Brittain Machine, Inc. and its wholly-owned subsidiary, Wichita
Manufacturing, Inc. immediately prior to the sale of the Company to Compass Aerospace Corporation (see Note L). All significant intercompany accounts have been eliminated.

2. ACCOUNTS RECEIVABLE

    The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

3. USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. INVENTORIES

    Inventories are stated at the lower of weighted average cost or net realizable value.

5. PROPERTY AND EQUIPMENT

    Land, buildings and equipment are carried at cost. Major additions and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings...................................................  10-30 years
Machinery and equipment.....................................  7-10 years
Vehicles....................................................  4- 6 years
Office equipment............................................  5- 7 years

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE A--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
6. INCOME TAXES

    The Company files a consolidated income tax return with its subsidiary.

    Deferred income tax assets and liabilities are determined based on the temporary differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

7. SELF INSURANCE

    The Company participates in various self-insurance programs for medical and workers' compensation risks. In connection with these programs the Company has mitigated its exposure through the purchase of stipulated stop-loss coverage with insurance companies. The Company estimates and accrues its liability for the self-insurance portions of the risks covered by such programs.

8. CASH EQUIVALENTS

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

9. REVENUE RECOGNITION

    The Company's sales contracts are generally of a short-term nature and are billed upon delivery. Revenue from such contracts is recognized upon passage of title to the customer which, in most cases, coincides with shipments of the related products to customers. Provisions for anticipated losses on contracts, if any, are made currently as the amount of the loss is determinable.

NOTE B--INVENTORIES

    Inventories consist of the following at April 21, 1998:

Raw material and supplies...................................  $2,889,886
Work in progress............................................   5,306,881
Finished goods..............................................     648,760
                                                              ----------
                                                              $8,845,527
                                                              ==========

NOTE C--LINE OF CREDIT

    At April 21, 1998, the Company had available a line of credit with a bank for up to $5,000,000. There were no borrowings outstanding at April 21, 1998. Interest is payable monthly on the outstanding balance at a variable rate equal to the bank's base rate (9.5% at April 21, 1998). There are no compensating balance or commitment fee requirements. Borrowings under the line of credit are collateralized by substantially all assets of the Company.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE D--INCOME TAXES

    Income tax expense for the period July 1, 1997 through April 21, 1998 consists of the following:

Current.....................................................  $2,829,275
Deferred....................................................      72,078
                                                              ----------
                                                              $2,901,353
                                                              ==========

    The principal reason for the variation between income taxes computed at the federal tax rate of 34% and actual income taxes is state income tax expense.

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities at April 21, 1998 are as follows:

Deferred tax assets
  Inventory valuation differences...........................  $  438,819
  Accrued expenses not deductible until paid................     168,117
                                                              ----------
                                                                 606,936
Deferred tax liabilities
  Depreciation of property and equipment....................     891,579
  Capital leases treated as operating leases for tax
    purposes................................................     255,694
                                                              ----------
                                                               1,147,273
                                                              ----------
    Net deferred tax liability..............................  $  540,337
                                                              ==========

NOTE E--LONG-TERM DEBT

    Long-term debt consists of the following at April 21, 1998:

Note payable to bank, payable in monthly installments
  including variable interest at the bank's base interest
  rate adjusted annually (effective rate 9.25% April 21,
  1998), due in 2000 and collateralized by certain equipment and machinery.............................................  $  906,452
Note payable to bank, payable in monthly installments
  including variable interest, due in 1998 and
  collateralized by a $250,000 real estate mortgage.........       7,458
Note payable to former stockholder, payable in equal monthly installments including fixed interest at 9%, due in
  2007-not collateralized...................................     146,050
                                                              ----------
                                                               1,059,960
Less current maturities.....................................     508,151
                                                              ----------
                                                              $  551,809
                                                              ==========

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE E--LONG-TERM DEBT (CONTINUED)
    In connection with the sale of the Company (see Note K), all notes payable were paid in full subsequent to April 21, 1998.

NOTE F--INDUSTRIAL REVENUE BONDS

    The Company financed $2,500,000 for the purchase of certain equipment and the construction of a building through industrial revenue bonds issued by the City of Wichita, Kansas and maturing through 2006. The principal and interest (6% to 8%) on the bonds are serviced by biannual payments by the Company to a trustee who then remits the funds to the City on the scheduled interest payment and bond maturity dates. Certain of the proceeds from the bonds and the biannual payments made by the Company have been and are deposited with the trustee.

    The total amount of bonds outstanding at April 21, 1998 was $700,000. Aggregate annual maturities are as follows:

1999........................................................  $ 55,000
2000........................................................    60,000
2001........................................................    65,000
2002........................................................    70,000
2003........................................................    75,000
Thereafter..................................................   375,000
                                                              --------
                                                              $700,000
                                                              ========

NOTE G--RELATED PARTY TRANSACTIONS

LEASING ACTIVITIES

    The Company has entered into several agreements with an entity, affiliated by common stockholders, to lease a building and certain machinery and equipment. Due to the related party relationship with the affiliate and based upon the underlying economic substance of the leasing arrangements, the leases have been recorded as capital lease obligations. The recorded lease obligations represent the outstanding principal balance on the loans incurred by the affiliated entity to finance that entity's purchase of the building and machinery and equipment (the "underlying debt"). In addition, the Company is the guarantor of such debt.

    A summary of lease payments made during the period July 1, 1997 through April 21, 1998 under these capital leases is as follows:

Total lease payments........................................  $ 653,100
Amount representing interest................................   (105,401)
Amount representing excess lease payments...................   (289,574)
                                                              ---------
Principal payments..........................................  $ 258,125
                                                              =========

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED)
    In connection with the leases, property, plant and equipment at April 21, 1998 included the following:

Machinery and equipment.....................................  $2,293,024
Building....................................................     347,561
                                                              ----------
                                                               2,640,585
Less accumulated depreciation...............................    (566,142)
                                                              ----------
                                                              $2,074,443
                                                              ==========

    Depreciation expense for the property under lease was $307,270 for the period July 1, 1997 through April 21, 1998.

    The following is a schedule by years of future minimum lease payments under capital leases:

1999........................................................  $   975,720
2000........................................................      975,720
2001........................................................      751,720
2002........................................................      551,720
2003........................................................      311,720
Thereafter..................................................    1,005,480
                                                              -----------
Total minimum lease payments................................    4,572,080
Amount representing interest................................     (521,176)
Amount representing excess lease payments...................   (2,036,194)
                                                              -----------
Total capital lease obligations.............................    2,014,710
Less current maturities.....................................      428,757
                                                              -----------
                                                              $ 1,585,953
                                                              ===========

    In connection with the sale of the Company (see Note K), all capital leases were paid in full subsequent to April 21, 1998.

    In addition, the Company leased equipment under an operating lease from this affiliated entity which expired March 1, 1998. The lease which began March 1996 provided for monthly payments of $14,000 per month.

    The Company also has a month-to-month rental agreement with a stockholder for two warehouses. In connection with such agreement rental expense charged to operations by the Company for the period July 1, 1997 through April 21, 1998 was $33,500.

OTHER TRANSACTIONS

    The Company purchased goods from an entity controlled by the spouse of a stockholder in the amount of $2,956,000 during the period July 1, 1997 through April 21, 1998. An amount of $204,000 was due to such affiliate at April 21, 1998 and was included in accounts payable in the accompanying consolidated balance sheet. The Company also paid $344,000 to an individual related to the Company's

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED) principal stockholders during the period July 1, 1997 through April 21, 1998 for debarring services performed.

NOTE H--RETIREMENT PLAN

    All employees who have completed one year of service and who have attained 21 years of age are eligible to participate in the Company's Profit Sharing Retirement Plan. Contributions to the Plan are discretionary and made by the Company for amounts that are determined by the Board of Directors based on a percentage of each participant's annual compensation. Employees may also contribute a portion of their compensation to the Plan. The Company charged $864,000 to expense pursuant to the plan during the period July 1, 1997 through April 21, 1998.

NOTE I--COMMITMENTS

    The Company provides group medical insurance for its employees through a self-insured medical plan. The Company has purchased a stop-loss insurance policy that will pay claims in excess of $30,000 per year per individual and in excess of annual aggregate claims of $420,000.

    The Company is self-insured for workers' compensation claims. The Company has purchased a stop-loss insurance policy that pays workers' compensation claims in excess of $175,000 per occurrence and aggregate annual claims in excess of $430,292. The Company has obtained a $655,000 letter of credit from a bank in favor of the State of Kansas in connection with a self-insurance program.

    Wichita Manufacturing, Inc. leases its facility located in Cerritos, California at a rental cost of $12,000 per month through October 31, 1998 for a total commitment of $72,000.

NOTE J--CONTINGENCY

    In January 1996, the Company was found liable in a civil action for, inter alia, breach of contract and termination of joint venture/partnership associated with a relationship the Company had with another entity. A judgment was recorded against the Company in the amount of $600,000. The Company secured a $750,000 letter of credit in favor of the plaintiffs and filed a Notice of Appeal. The plaintiffs filed a Notice of Cross-Appeal seeking damages of approximately $1,500,000. Through April 21, 1998 the Company recorded a liability for the $600,000 judgment plus $116,000 of post-judgment interest. On April 21, 1998, the Company's principal owner assumed the liability. In connection with the assumption of the liability, the Company transferred life insurance policies with recorded cash surrender values of $614,000 to the principal owner. The Company recorded a gain of $102,000 in connection with the transaction.

NOTE K--CONCENTRATION OF SALES

    Substantially all of the Company's sales are made to a very few customers. These customers are typically large companies in the aerospace industry. If the Company were to lose one or more of these customers and were unable to find replacement customers, sales would be adversely affected. Two customers accounted for 73% and 13% of sales for the period July 1, 1997 through April 21, 1998. Amounts due from these customers accounted for 68% and 12% of total accounts receivable at April 21, 1998.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                                 APRIL 21, 1998

NOTE L--SALE OF COMPANY

    Effective April 21, 1998, the Company was sold and became a subsidiary of Compass Aerospace Corporation (Compass). At April 21, 1998, Compass had advanced the Company $1,600,000 which is shown as due to affiliate in the accompanying balance sheet.

    In anticipation of and in connection with the sale of the Company, certain nonrecurring management and employee bonuses were declared. Bonuses totaling $1,600,000 were paid to management/minority stockholders of the Company. Bonuses and related payroll taxes totaling $2,231,472 were accrued to other employees of the Company.

NOTE M--SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
  Interest..................................................  $  407,788
  Income taxes..............................................   3,286,467
Noncash investing and financing activity
  Acquisition of property and equipment under capital lease
    obligations.............................................     785,061
  Transfer of life insurance policies and assumption of
    litigation
    liability by the Company's principal owner..............     614,000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Brittain Machine, Inc. and Subsidiary

    We have audited the accompanying consolidated balance sheet of Brittain Machine, Inc. and Subsidiary as of June 30, 1997, and the related consolidated statements of earnings and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brittain Machine, Inc. and Subsidiary as of June 30, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP

Wichita, Kansas
October 17, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Brittain Machine, Inc. and Subsidiary

    We have audited the accompanying consolidated balance sheet of Brittain Machine, Inc. and Subsidiary as of June 30, 1996, and the related consolidated statements of earnings and retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brittain Machine, Inc. and Subsidiary at June 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

/s/ ERNST & YOUNG LLP

Wichita, Kansas
September 3, 1996

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                                              1997       1996
                                                            --------   --------
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents...............................  $   455    $    91
  Accounts receivable
    Trade accounts receivable.............................    4,913      5,386
    Other.................................................      188        109
  Income tax receivable...................................      107         --
  Inventories.............................................   10,978      4,878
  Note receivable from affiliate..........................       --        207
  Prepaid expenses and other..............................       50         56
  Deferred income taxes...................................      694        608
                                                            -------    -------
    Total current assets..................................   17,385     11,335

PROPERTY AND EQUIPMENT, AT COST
  Land....................................................      201        199
  Buildings...............................................    3,603      2,812
  Machinery and equipment.................................   19,754     18,669
  Vehicles................................................      180        175
  Office equipment........................................      775        679
  Construction in progress................................       99          6
                                                            -------    -------
                                                             24,612     22,540
  Less accumulated depreciation...........................   14,007     12,357
                                                            -------    -------
                                                             10,605     10,183

INVESTMENTS AND OTHER ASSETS
  Funds held by trustee...................................       56         52
  Cash surrender value of life insurance..................      520        486
  Bond issuance costs.....................................       36         39
                                                            -------    -------
                                                                612        577
                                                            -------    -------
                                                            $28,602    $22,095
                                                            =======    =======

        The accompanying notes are an integral part of these statements.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                    JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                                              1997       1996
                                                            --------   --------
                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Revolving note payable to bank..........................  $ 3,855    $   525
  Accounts payable........................................    1,612        923
  Accrued payroll and employee benefits...................    1,719      1,388
  Litigation judgment payable.............................      672        600
  Income taxes payable....................................       --      1,621
  Other accrued liabilities...............................      366        187
  Current maturities of capital lease obligations.........      285        156
  Current maturities of long-term debt....................      741        972
  Current maturities of industrial revenue bonds..........       50        400
                                                            -------    -------
    Total current liabilities.............................    9,300      6,772

LONG-TERM LIABILITIES
  Capital lease obligations...............................    1,203        507
  Long-term debt..........................................      971      1,710
  Industrial revenue bonds................................      700        750
  Deferred income taxes...................................    1,162        996
                                                            -------    -------
                                                              4,036      3,963

STOCKHOLDERS' EQUITY
  Common stock, Class A, voting, par value $1
    Authorized--300,000 shares
    Issued and outstanding--90,000 shares.................       90         90
  Common stock, Class B, nonvoting, par value $1
    Authorized--300,000 shares
    Issued and outstanding--90,000 shares.................       90         90
  Additional paid-in capital..............................       55         55
  Retained earnings.......................................   15,031     11,125
                                                            -------    -------
                                                             15,266     11,360
                                                            -------    -------
                                                            $28,602    $22,095
                                                            =======    =======

        The accompanying notes are an integral part of these statements.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS

                              YEAR ENDED JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                                              1997       1996
                                                            --------   --------
Sales.....................................................  $35,481    $26,892
Cost of sales.............................................   25,656     19,076
                                                            -------    -------
Gross margin on sales.....................................    9,825      7,816
General, administrative and selling expenses..............    2,770      2,353
Write off note receivable from affiliate..................      386         --
Litigation expense........................................       73        600
                                                            -------    -------
Earnings from operations..................................    6,596      4,863
Other income (expense)
  Interest income.........................................       11         28
  Interest expense........................................     (409)      (431)
  Gain (loss) on sale of assets...........................        5         (8)
    Other.................................................      (89)       (69)
                                                            -------    -------
                                                               (482)      (480)
                                                            -------    -------
Earnings before income taxes..............................    6,114      4,383
Income taxes..............................................    2,208      1,637
                                                            -------    -------
      NET EARNINGS........................................    3,906      2,746
Retained earnings at beginning of year....................   11,125      8,379
                                                            -------    -------
Retained earnings at end of year..........................  $15,031    $11,125
                                                            =======    =======

        The accompanying notes are an integral part of these statements.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                              YEAR ENDED JUNE 30,

                             (DOLLARS IN THOUSANDS)

                                                                1997       1996
                                                              --------   --------
Cash flows from operating activities
  Net earnings..............................................   $3,906     $2,746
  Adjustments to reconcile net earnings to net cash provided by (used in)
    operating activities
    Depreciation and amortization...........................    1,669      1,392
    Deferred income taxes...................................       80       (280)
    (Gain) loss on disposal of property and equipment.......       (5)         8
    Write-off uncollectible note receivable from
      affiliate.............................................      386         --
    Change in assets and liabilities
      (Increase) decrease in accounts receivable............      393     (2,384)
      Increase in income taxes receivable...................     (107)        --
      Increase in inventories...............................   (6,099)    (2,240)
      Increase in accounts payable..........................      688        302
      Increase (decrease) in accrued payroll and employee
        benefits............................................      331        (28)
      Increase in litigation judgment payable...............       73        600
      Increase (decrease) in income taxes payable...........   (1,621)     2,404
      Other.................................................      151       (139)
                                                               ------     ------
        Net cash provided by (used in) operating
          activities........................................     (155)     2,381
Cash flows from investing activities
  Decrease in marketable securities.........................       --         12
  Purchase of property and equipment........................   (1,072)    (1,519)
  Proceeds from disposal of property and equipment..........        7         17
  Increase in note receivable from affiliate................     (179)      (129)
                                                               ------     ------
    Net cash used in investing activities...................   (1,244)    (1,619)
Cash flows from financing activities
  Net change in funds held by trustee.......................       (3)       377
  Net change in line of credit..............................    3,331        165
  Repayments of long-term debt and industrial revenue
    bonds...................................................   (1,370)    (1,299)
  Repayments of capital lease obligations...................     (195)       (78)
                                                               ------     ------
    Net cash provided by (used in) financing activities.....    1,763       (835)
                                                               ------     ------
Net increase (decrease) in cash and cash equivalents........      364        (73)
Cash and cash equivalents at beginning of year..............       91        164
                                                               ------     ------
Cash and cash equivalents at end of year....................   $  455     $   91
                                                               ======     ======

         The accompanying notes are an integral part of this statement.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996

NOTE A--SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. BUSINESS ACTIVITY AND PRINCIPLES OF CONSOLIDATION

    Brittain Machine, Inc. manufactures parts according to customer specification primarily for use in the aerospace industry. The Company also designs, manufactures and sells tooling, machinery and equipment for use in the aerospace industry.

    Wichita Manufacturing, Inc., a wholly-owned subsidiary, is located in Cerritos, California, and is engaged in the same line of business as Brittain Machine, Inc.

    The consolidated financial statements include the consolidated accounts of Brittain Machine, Inc. and its wholly-owned subsidiary, Wichita
Manufacturing, Inc. All significant intercompany accounts have been eliminated.

2. ACCOUNTS RECEIVABLE

    The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

3. USE OF ESTIMATES

    In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. INVENTORIES

    Inventories are stated at the lower of weighted average cost or net realizable value.

5. PROPERTY AND EQUIPMENT

    Land, buildings and equipment are carried at cost. Major additions and betterments are charged to the property accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective assets are expensed currently. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows:

Buildings...................................................  10-30 years
Machinery and equipment.....................................  7-10 years
Vehicles....................................................  4-6 years
Office equipment............................................  5-7 years

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE A--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
6. INCOME TAXES

    The Company files a consolidated income tax return with its subsidiary.

    Deferred income tax assets and liabilities are determined based on the temporary differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled.

7. CASH SURRENDER VALUE OF LIFE INSURANCE

    The Company pays the premiums on certain life insurance policies insuring the lives of two of its stockholders. The cumulative value of net premiums paid by the Company on behalf of the beneficiary of such life insurance policies is recorded as an asset as this amount is payable by the policy owner to the Company upon death of the insured.

    The cash surrender values of certain other life insurance contracts owned by the Company are recorded as assets. The change in such cash surrender values is accounted as an adjustment of premiums paid in determining the expense or income to be recognized under the contract for the period.

8. SELF INSURANCE

    The Company participates in various self-insurance programs for medical and workers' compensation risks. In connection with these programs the Company has mitigated its exposure through the purchase of stipulated stop-loss coverage with insurance companies. The Company estimates its liability for the self-insured portions of the risks covered by such programs and accrues appropriate reserves.

9. CASH EQUIVALENTS

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

10. REVENUE RECOGNITION

    The Company's sales contracts are generally of a short-term nature and are billed upon delivery. Revenue from such contracts is recognized upon passage of title to the customer which, in most cases, coincides with shipments of the related products to customers. Provisions for anticipated losses on contracts, if any, are made currently as the amount of the loss is determinable.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE B--INVENTORIES

    Inventories consist of the following at June 30 (dollars in thousands):

                                                               1997       1996
                                                             --------   --------
Raw material and supplies..................................  $ 3,108     $1,155
Work in progress...........................................    7,260      3,445
Finished goods.............................................      610        278
                                                             -------     ------
                                                             $10,978     $4,878
                                                             =======     ======

NOTE C--LINE OF CREDIT

    At June 30, 1997, the Company had available a line of credit with a bank for up to $5,000,000, of which $3,855,000 and $524,519 was outstanding at June 30, 1997 and 1996, respectively. Interest is payable monthly on the outstanding balance at a variable rate equal to the bank's base rate (9.25% at June 30, 1997). There are no compensating balance or commitment fee requirements. Borrowings under the line of credit are collateralized by substantially all assets of the Company.

NOTE D--INCOME TAXES

    Income tax expense for the years ended June 30 consists of the following (dollars in thousands):

                                                                1997       1996
                                                              --------   --------
Current.....................................................   $2,128     $1,917
Deferred....................................................       80       (280)
                                                               ------     ------
                                                               $2,208     $1,637
                                                               ======     ======

    The principal reason for the variation between income taxes computed at the federal tax rate of 34% and actual income taxes is state income tax expense.

    The tax effects of temporary differences that give rise to deferred tax assets and liabilities at June 30 are as follows (dollars in thousands):

                                                                1997       1996
                                                              --------   --------
Deferred tax assets
  Inventory valuation differences...........................   $ 317      $ 393
  Accrued expenses not deductible until paid................     458        377
                                                               -----      -----
                                                                 775        770

Deferred tax liabilities
  Depreciation of property and equipment....................   1,026      1,009
  Capital leases treated as operating leases for tax
    purposes................................................     136         68
  Other.....................................................      81         81
                                                               -----      -----
                                                               1,243      1,158
                                                               -----      -----
    Net deferred tax liability..............................   $ 468      $ 388
                                                               =====      =====

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE E--LONG-TERM DEBT

    Long-term debt consists of the following at June 30 (dollars in thousands):

                                                                1997       1996
                                                              --------   --------
Note payable to bank, payable in monthly installments
  including variable interest at the bank's base interest
  rate adjusted annually (effective rate 9.125% and 9.0% at
  June 30, 1997 and 1996, respectively), due in 2000 and
  collateralized by certain equipment and machinery.........   $1,280     $1,692
Equipment loans payable to a finance company, payable in
  monthly installments including interest at a fixed rate of
  7.95% changing to a variable rate during the final year of the loan, which will range from the index rate (a) to the
  index rate plus 1.5% maturing at various dates through
  1998 and collateralized by the equipment financed and the
  personal guarantees of two stockholders...................      238        751
Note payable to bank, payable in monthly installments
  including variable interest, due in 1998 and
  collateralized by a $250,000 real estate mortgage.........       40         77
Unsecured note payable to former stockholder, payable in
  equal monthly installments including fixed interest at 9%,
  due in 2007...............................................      154        162
                                                               ------     ------
                                                                1,712      2,682
Less current maturities.....................................      741        972
                                                               ------     ------
                                                               $  971     $1,710
                                                               ======     ======

    (a) The index rate is a rate equal to the highest of (i) the Prime Rate of Chemical Bank, (ii) the Wall Street Journal prime rate or (iii) the commercial paper rate in effect from time to time.

    Aggregate annual maturities are as follows for the years ending June 30 (dollars in thousands):

1998........................................................   $  741
1999........................................................      506
2000........................................................      343
2001........................................................       12
2002........................................................       13
Thereafter..................................................       97
                                                               ------
                                                               $1,712
                                                               ======

    Interest capitalized during the years ended June 30, 1997 and 1996 was $17,000 and $125,000 respectively.

NOTE F--INDUSTRIAL REVENUE BONDS

    The Company financed $2,500,000 for the purchase of certain equipment and the construction of a building through industrial revenue bonds issued by the City of Wichita, Kansas and maturing through 2006. The principal and interest (6% to 8%) on the bonds are serviced by biannual payments by the Company to a trustee who then remits the funds to the City on the scheduled interest payment and bond maturity dates. Certain of the proceeds from the bonds and the biannual payments made by the Company have been and are deposited with the trustee.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE F--INDUSTRIAL REVENUE BONDS (CONTINUED)
    The total amount of bonds outstanding at June 30, 1997 and 1996 was $750,000 and $1,150,000, respectively. Aggregate annual maturities are as follows for the years ended June 30 (dollars in thousands):

1998........................................................    $ 50
1999........................................................      55
2000........................................................      60
2001........................................................      65
2002........................................................      70
Thereafter..................................................     450
                                                                ----
                                                                $750
                                                                ====

NOTE G--RELATED PARTY TRANSACTIONS

LEASING ACTIVITIES

    The Company has entered into several agreements with an entity, affiliated by common stockholders, to lease a building and certain machinery and equipment. Due to the related party relationship with the affiliate and based upon the underlying economic substance of the leasing arrangements, the leases have been recorded as capital lease obligations. The recorded lease obligation represents the outstanding principal balance on the loans incurred by the affiliated entity to finance that entity's purchase of the building and machinery and equipment (the "underlying debt"). In addition, the Company is the guarantor of such debt.

    A summary of lease payments made during the years ended June 30 under these capital leases is as follows (dollars in thousands):

                                                                1997       1996
                                                              --------   --------
Total lease payments........................................    $483       $192
Amount representing interest................................     (72)       (29)
Amount representing excess lease payments...................    (216)       (85)
                                                                ----       ----
Principal payments..........................................    $195       $ 78
                                                                ====       ====

    In connection with the leases, property, plant and equipment at June 30 included the following (dollars in thousands):

                                                                1997       1996
                                                              --------   --------
Machinery and equipment.....................................   $1,508      $836
Building....................................................      348        --
                                                               ------      ----
                                                                1,856       836
Less accumulated depreciation...............................     (259)      (16)
                                                               ------      ----
                                                               $1,597      $820
                                                               ======      ====

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED)
    Depreciation expense for the property under lease was $242,474 and $16,398 for the years ended June 30, 1997 and 1996, respectively.

    The following is a schedule by years of future minimum lease payments under capital leases (dollars in thousands):

YEAR ENDING JUNE 30
-------------------
1998........................................................   $  736
1999........................................................      736
2000........................................................      736
2001........................................................      448
2002........................................................      272
Thereafter..................................................    1,098
                                                               ------
Total minimum lease payments................................    4,026
Amount representing interest................................     (457)
Amount representing excess lease payments...................   (2,081)
                                                               ------
Total capital lease obligations.............................    1,488
Less current maturities.....................................      285
                                                               ------
                                                               $1,203
                                                               ======

    In addition, the Company leases equipment under an operating lease from this affiliated entity which expires March 1, 1998. The lease which began March 1996 provides for monthly payments of $14,000 per month.

    The Company also has a month-to-month rental agreement with a stockholder for two warehouses. In connection with such agreement rental expense charged to operations by the Company for the years ended June 30, 1997 and 1996 was $60,000 annually.

OTHER TRANSACTIONS

    The Company pays the premiums on certain policies insuring the lives of two of its stockholders. The aggregate amount of such premiums paid during the years ended June 30, 1997 and 1996 was $103,000 and $87,000, respectively.

    The Company purchased goods from an entity controlled by the spouse of a stockholder in the amount of $4,117,000 and $2,331,000 during 1997 and 1996, respectively. Additionally, an amount of $502,000 and $285,000 was due to such affiliate at June 30, 1997 and 1996, respectively, and was included in accounts payable in the accompanying consolidated balance sheets. The Company also paid to an individual related to the Company's principal stockholders $310,000 and $186,000 during 1997 and 1996, respectively, for debarring services performed.

NOTE H--RETIREMENT PLAN

    All employees who have completed one year of service and who have attained age 21 years of age are eligible to participate in the Company's Profit Sharing Retirement Plan. Contributions to the Plan are

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE H--RETIREMENT PLAN (CONTINUED)
made by the Company for amounts that are determined by the Board of Directors based on a percentage of each participant's annual compensation. Employees may also contribute a portion of their compensation to the Plan. During the years ended June 30, 1997 and 1996, the Company charged $842,000 and $834,000 to expense pursuant to the Plan.

NOTE I--COMMITMENTS

    The Company provides group medical insurance for its employees through a self-insured medical plan. The Company has purchased a stop-loss insurance policy that will pay claims in excess of $30,000 per year per individual and in excess of annual aggregate claims of $420,000.

    The Company is self-insured for workers' compensation claims. The Company has purchased a stop-loss insurance policy that pays workers' compensation claims in excess of $175,000 per occurrence and aggregate annual claims in excess of $430,292. The Company has obtained a $655,000 letter of credit from a bank in favor of the State of Kansas in connection with a self-insurance program.

    Wichita Manufacturing, Inc. leases its facility located in Cerritos, California at a rental cost of $12,000 per month through October 31, 1998. The lease provides an option for an extension of a three-year period. Future noncancelable lease commitments are as follows (dollars in thousands):

1998........................................................    $144
1999........................................................      48
                                                                ----
                                                                $192
                                                                ====

    The Company had at June 30, 1997 a commitment to purchase additional equipment costing $1,748,000. The equipment is scheduled to be delivered in December 1997.

NOTE J--CONTINGENCY

    In January 1996, the Company was found liable in a civil action for, inter alia, breach of contract and termination of joint venture/partnership associated with a relationship the Company had with another entity. A judgment was recorded against the Company in the amount of $600,000. However, the Company has filed a Notice of Appeal. The plaintiffs have filed a Notice of Cross-Appeal seeking damages of approximately $1,500,000. While the ultimate outcome of the disposition of the matter is presently difficult to estimate, the Company recorded a provision during 1996 of $600,000 and believes that the ultimate outcome will not have a material adverse effect on its financial position. An additional provision of $72,500 was recorded in 1997 for post-judgment interest.

NOTE K--CONCENTRATION OF SALES

    Nearly all of the Company's sales are made to a very few customers. These customers are typically large companies in the aerospace industry. If the Company were to lose one or more of these customers and were unable to find replacement customers, sales would be adversely affected. One customer accounted for 67% and 56% of sales for 1997 and 1996, respectively. Amounts due from this customer accounted for 60% and 64% of total accounts receivable at June 30, 1997 and 1996, respectively.

                     BRITTAIN MACHINE, INC. AND SUBSIDIARY

                             JUNE 30, 1997 AND 1996

NOTE L--SUPPLEMENTAL CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                1997       1996
                                                              --------   --------
Cash paid during the year for
  Interest..................................................   $ 405       $586
  Income taxes..............................................   3,852         --
Noncash investing and financing activity
  Acquisition of property and equipment under capital lease
    obligations.............................................   1,019        741

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth information with respect to our directors and executive officers.

NAME                          AGE      POSITION
----                        --------   --------
Douglas M. Hayes..........        56   Chairman of the Board and Director
Douglas B. Solomon........        45   Chief Executive Officer, President and Director
John R. Reimers...........        41   Executive Vice President and Chief Operating
                                       Officer
N. Paul Brost.............        46   Vice President, Chief Financial Officer and
                                       Treasurer
Harald H. Ludwig..........        45   Director
James P. Angus............        53   Director
William R. Monkman........        56   Director
Michael Dritz.............        62   Director
Philip J. Olsson..........        50   Director

    DOUGLAS M. HAYES has been a Director and our Chairman of the Board since November 1997. Mr. Hayes has been a Managing Director of Macluan Capital Corporation, a private investment company and President of Hayes Capital Corporation, a private investment company since June 1997. From 1986 to June 1997, Mr. Hayes was a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation. Mr. Hayes is a graduate of Dartmouth College and holds an M.B.A. from the Harvard Business School. Mr. Hayes also serves on the board of directors of GameTech International, Inc. and Reliance Steel & Aluminum Co.

    DOUGLAS B. SOLOMON has been a Director since November 1997. He has served as our President and Chief Executive Officer since March 9, 2000 and served as our Secretary from November 1997 until March 14, 2000. Mr. Solomon has been a Managing Director of Macluan Capital Corporation since December 1998 and a Managing Director of Hayes Capital Corporation since August 1997. From
August 1997 to December 1998, Mr. Solomon served as a Senior Vice President of Macluan Capital Corporation. Since 1992, Mr. Solomon has been President of The Woodland Company, which provides financial advisory and consulting services.
Mr. Solomon was a Managing Director of The Chase Manhattan Investment Bank from 1989 to 1991. Mr. Solomon is a graduate of the University of California-Davis and holds an M.B.A. from the University of California-Los Angeles.

    JOHN R. REIMERS has been our Executive Vice President and Chief Operating Officer since March 10, 2000. From March 1999 to March 2000 he served as Senior Vice President of Operations and Administration for Teledyne Brown Engineering and served as Senior Vice President for Teledyne Ryan from 1997 to 1999.
Mr. Reimers is a graduate of Oregon State University.

    N. PAUL BROST has been our Vice President, Chief Financial Officer and Treasurer since September 1998. From 1993 to 1998, Mr. Brost served as Segment Financial Executive for Textron Inc. responsible for the Systems and Component Segment, and as Vice President-Finance and Administration for HR Textron, a division of Textron Inc. From 1976 to 1993, Mr. Brost was with Ernst & Young LLP, most recently as a partner, with responsibility for numerous manufacturing, aerospace and defense clients. Mr. Brost is a graduate of Southern Illinois University and is a Certified Public Accountant.

    HARALD H. LUDWIG has been a Director of Compass since November 1997.
Mr. Ludwig co-founded and has been President of Macluan Capital Corporation since 1985. He is a graduate of Simon Fraser University and holds an L.L.B. from Osgoode Hall Law School. An entity controlled by Mr. Ludwig controls Compass Holdings, LLC, which is the majority stockholder of Compass. Mr. Ludwig also serves on the board of directors for Lions Gate Entertainment Corp. and for West Fraser Timber Limited.

    JAMES P. ANGUS has been a Director of Compass since March 1998. Mr. Angus is a co-founder of Macluan Capital Corporation and has been President of Angroup Holdings Limited, a private investment company with interests in marine transportation, real estate development and other industries, since 1986.
Mr. Angus is a graduate of the University of Victoria and holds an M.B.A. from the University of Western Ontario.

    WILLIAM R. MONKMAN has been a Director of Compass since March 1998.
Mr. Monkman is also the Chief Executive Officer and President of Precision Aerospace Corporation, which manufactures fuel control systems and carburetors for aerospace customers and fuel control systems for industrial engines at plants in Washington, California and Virginia. Mr. Monkman has been affiliated with Precision Aerospace Corporation since 1981. Between 1981 and 1997
Mr. Monkman was also affiliated with Suntree Industries Limited, most recently as Chief Executive Officer. Mr. Monkman is a graduate of the University of Alberta and holds an M.B.A. from the University of Western Ontario.

    MICHAEL DRITZ has been a Director of Compass since March 1998. Mr. Dritz is also the Chairman of Dritz Enterprises LLC which provides consulting services for the financial industry, serving in that capacity since 1997. From 1995 to 1996, Mr. Dritz was a Managing Director for Merrill Lynch and Chairman of the Smith Brothers International Advisory Division. Mr. Dritz was the President and Chief Executive Officer of Smith New Court, Inc. and an Executive Director of Smith New Court PLC from 1985 to 1995. Mr. Dritz is a graduate of Syracuse University.

    PHILIP J. OLSSON has been a Director of Compass since March 1999.
Mr. Olsson is also Managing Director of Royal Bank Equity Partners Limited, having served in such a capacity since 1997. From 1986 to 1997, Mr. Olsson served in various positions at RBC Dominion Securities, including as Vice Chairman. Mr. Olsson is a graduate of and holds an M.B.A. from Vanderbilt University. Mr. Olsson also serves on the board of directors of Anchor Lamina, Inc., Sun Media Corporation, Zintex, Inc., Tiercon Industries, Inc. and ICG Propane, Inc.

    Our directors will serve until their respective successors are elected or until death, resignation or removal. Executive Officers are appointed by, and serve at the pleasure of, the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

    Our Board of Directors has established an Audit Committee and a Compensation Committee.

    The responsibilities of the Audit Committee include recommending to the Board of Directors the independent public accountants to be selected to conduct the annual audit of our books and records, reviewing the proposed scope of such audit and approving the audit fees to be paid, reviewing our accounting and financial controls with the independent public accountants and our financial and accounting staff and reviewing and approving transactions between us and our directors, officers and affiliates. Messrs. Angus, Monkman and Solomon are the members of the Audit Committee.

    The Compensation Committee provides a general review of our compensation plans and policies to ensure that they meet corporate objectives. Our existing plans with respect to executive compensation are largely based upon contractual commitments set forth in employment and consulting agreements. You should read the discussion under the heading "Employment Agreements" for further information on the terms and conditions of existing employment contracts with our executive officers. The Compensation Committee's responsibilities also include administering the 1998 Stock Incentive Plan, including selecting the officers and salaried employees to whom awards will be granted.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us to our Chief Executive Officer and one other executive officer for the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                                                          ----------------
                                                  ANNUAL COMPENSATION        SECURITIES
                                                 ----------------------      UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR     SALARY ($)   BONUS ($)   OPTIONS/SARS (#)   COMPENSATION ($)
---------------------------           --------   ----------   ---------   ----------------   ----------------
Alexander Hogg,.....................    1999       246,689          --              --                --
  Chief Executive Officer and           1998       250,000     200,000         346,291                --
    President (1)
N. Paul Brost.......................    1999       145,558      50,000              --                --
  Vice President, Chief Financial       1998        35,577       5,000          25,000                --
    Officer and Treasurer

------------------------

(1) Mr. Hogg resigned as our Chief Executive Officer and President on March 9, 2000 and we have appointed Douglas B. Solomon to serve as Chief Executive Officer and President, effective as of March 9, 2000.

1998 STOCK INCENTIVE PLAN

    In March 1998 our Board of Directors adopted, and the shareholders approved, the Compass Aerospace Corporation 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. All officers, directors, employees and independent contractors of Compass are eligible for discretionary awards under the 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan provides for stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock. The 1998 Stock Incentive Plan permits the Compensation Committee to select eligible persons to receive awards and to determine terms and conditions of such awards, including the vesting schedule and exercise price of each award, provided, that the option exercise price may not be less than 85% of the fair market value per share of our common stock on the date of the grant. Under the 1998 Stock Incentive Plan, no participant may be granted incentive stock options that are first exercisable in any one calendar year with fair market value in excess of $100,000. Two million shares of our common stock have been reserved for issuance under the 1998 Stock Incentive Plan.

    The 1998 Stock Incentive Plan may be amended, suspended or terminated at any time. However, neither the maximum number of shares that may be sold or issued under the 1998 Stock Incentive Plan, nor the benefits accruing to participants thereunder may be increased, nor may the class of persons eligible to participate in the 1998 Stock Incentive Plan be altered, without the approval of our shareholders; provided, however, that adjustments to the number of shares subject to the 1998 Stock Incentive Plan and to individual awards thereunder and/or to the exercise price of awards previously granted are permitted without shareholder approval upon the occurrence of specific events affecting our capital structure.

EMPLOYMENT AGREEMENTS

    Effective April 1, 2000 we entered into an employment agreement with John R. Reimers, pursuant to which we agree to employ Mr. Reimers as Executive Vice President and Chief Operating Officer for a term of three years at an annual base salary of $225,000. Mr. Reimers will receive a guaranteed bonus of $125,000 during 2000, and will be eligible for a bonus in 2001 based on achieving certain performance goals which be at least equal to his base salary and will be paid fifty percent in cash and fifty percent in stock options. Mr. Reimers will also receive supplemental compensation of $4,444 per month during the term of his employment agreement. In addition, the agreement provides that Mr. Reimers will be granted stock options on April 1, 2000 to purchase 200,000 shares of our common stock at an exercise price equal to $1.47 per share. Of these options, 50,000 will vest on April 1, 2000. The remaining options will vest at the rate of 50,000 shares per year on April 1 of each year, beginning April 1, 2001.
Mr. Reimer's options will fully vest and become immediately exercisable if:

    - any person or entity other than our current stockholders acquires 51% or more of our voting common stock, or acquires all or substantially all of our assets, or

    - Mr. Reimers' employment agreement is not renewed at the expiration of the term of the agreement, unless he is terminated other than for cause, or

    - Mr. Reimers' employment is terminated due to death or permanent disability.

    In the event we determine that we and Mr. Reimers have met certain performance goals, Mr. Reimers will also be granted stock options no later than the end of the first quarter of each of 2001, 2002 and 2003 to purchase not less than 30,000 shares nor more than 120,000 shares, at an exercise price equal to the fair market value of the stock at the time of the grant of the option. Such options shall vest over a four year period from the date of the grant at 25% per year. Mr. Reimers will also be entitled to receive up to six months of his then current base salary if he is terminated without cause.

    Effective September 21, 1998 we entered into an employment agreement with N. Paul Brost, pursuant to which we agreed to employ Mr. Brost as Vice President and Chief Financial Officer for a term of three years at an annual base salary of $125,000, which has been raised to $180,000, and a minimum

$15,000 bonus payable in 1999. In addition, the agreement provides that Mr. Brost will be granted stock options to purchase 25,000 shares of our common stock at an exercise price equal to $1.47 per share. Such options will vest at the rate of 6,250 shares per year on September 21 of each year, beginning September 21, 1999. On that date, options for 6,250 shares vested. Mr. Brost's options will fully vest and become immediately exercisable:

    - in the event of a sale of 81% or more of our voting common stock in a single transaction or a related series of transactions within a six months period, or

    - Mr. Brost's employment is terminated due to death or permanent disability.

    Mr. Brost will also be granted stock options to purchase an additional 10,000 shares per annum, at an exercise price to be determined which shall vest over a four year period at 25% per year if we meet specific EBITDA targets.
Mr. Brost will also be entitled to receive up to six months of his then current base salary if he is terminated without cause.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Hayes, Ludwig and Dritz served as the members of the Compensation Committee in 1999. Mr. Hayes served as our Chairman of the Board and for each of our subsidiaries in 1999. Mr. Hayes did not receive any compensation for such service.

    Mr. Hayes and Mr. Ludwig are affiliates of Hayes Capital Corporation and Dunhill Bank Caribbean Ltd., respectively, which are parties to a management consulting agreement with us. You should read the discussion under "--Certain Relationships and Related Party Transactions" for further information on the terms of the management consulting agreement.

DIRECTOR COMPENSATION

    Directors who are not currently receiving compensation as one of our officers, employees or consultants are entitled to receive an annual retainer fee of $12,000, plus reimbursement of expenses for each Board of Directors' meeting and each committee meeting that they attend in person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of our capital stock as of the date of this report of:

    - each person known to us to beneficially own more than 5% of our voting securities;

    - each of our directors and executive officers; and

    - our directors and executive officers as a group.

                                                                           PERCENTAGE OF
                                                                             OWNERSHIP
                                                                            OF CLASS A
                                                              NUMBER OF       COMMON
NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES         STOCK
------------------------------------                          ----------   -------------
Compass Holdings, L.L.C. (1)................................  19,691,602       56.3%
RBC Equity Investments, Inc. (2)............................  10,238,904       29.3%
BancBoston Ventures, Inc. (4)...............................   4,085,181       11.7%
Douglas M. Hayes (3)(6).....................................     256,000           *
N. Paul Brost (3)...........................................       6,250           *
Douglas B. Solomon (3)......................................     290,014           *
Harald H. Ludwig (1)(5).....................................  19,691,602       56.3%
John R. Reimers(3)..........................................      50,000           *
James P. Angus (1)..........................................          --           *
William R. Monkman..........................................          --           *
Michael Dritz...............................................          --           *
Philip J. Olsson............................................          --           *
All directors and officers as a group.......................  20,293,866       57.9%

------------------------

*   Less than one percent.

(1) The stockholder's address is 940-1040 W. Georgia Street, Vancouver, British Columbia, Canada V6E 4H1.

(2) The stockholder's address is 200 Bay Street, Royal Bank Plaza, 4th Floor, North Tower, Toronto, Ontario M51 2W7. Mr. Olsson is an officer of RBC Equity Investments, Inc.

(3) The stockholder's address is 1501 Hughes Way, Suite 400, Long Beach, CA
    90815.

(4) The stockholder's address is 175 Federal Street, M/S75-10-01, Boston, Massachusetts 02110.

(5) Represents shares owned by Compass Holdings, LLC. Under the terms of the Operating Agreement of Compass Holdings, Mr. Ludwig has sole voting power and investment power with respect to the shares held by Compass Holdings. Messrs. Hayes, Dritz, Monkman, Angus and Brost hold membership interests in Compass Holdings or its affiliates.

(6) Represents shares owned by the D&C Hayes Living Trust. Mr. Hayes is a co-trustee of the trust and shares voting power and investment power with respect to the Class A Common Stock held by the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We are a party to a management consulting agreement with Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, which provides for the payment of management fees from us to Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation in an annual aggregate amount equal to $200,000 plus 1.5% of our EBITDA plus expenses, payable quarterly in arrears. Fifty percent of this management fee is payable to Dunhill Bank Caribbean Ltd. and 50% is payable to Hayes Capital Corporation. Mr. Ludwig is the beneficial owner of Dunhill Bank Caribbean Ltd. Mr. Hayes and Mr. Solomon are the President and a Managing Director of Hayes Capital Corporation, respectively. In addition to the management fee described above, we typically also pay advisory fees to Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation in an amount equal to an aggregate of 1% of the consideration paid for each business acquired by us. We believe that the management fees and the advisory fees are on terms no less favorable to us than those that could be obtained from independent third-parties in arms-length negotiations.

    In connection with an exchange offer, the issuance of certain notes, and a credit agreement relating thereto, BankBoston, a lender and the administrative agent under the credit agreement, and BancBoston Robertson Stephens, the arranger under the credit agreement, are affiliates of BancBoston Securities, an initial purchaser of the outstanding notes, and are affiliates of BancBoston Ventures Inc. which holds 11.7% of our voting common stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        **3.1           Certificate of Incorporation of Compass Aerospace
                        Corporation (Compass), as amended to date.
        **3.2           Amended and Restated By-Laws of Compass
        **3.3           Certificate of Incorporation of AOM Acquisition Co. (which later changed its name to Aeromil Engineering Company), as amended to date.
        **3.4           Amended and Restated By-laws of Aeromil Engineering Company
        **3.5           Articles of Incorporation of Western Methods Machinery
                        Corporation.
        **3.6           Amended and Restated Bylaws of Western Methods Machinery
                        Corporation.
        **3.7           Certificate of Incorporation of Brittain Machine, Inc.
        **3.8           By-laws of Brittain Machine, Inc.
        **3.9           Articles of Incorporation of Wichita Manufacturing, Inc.
        **3.10          Amended and Restated Bylaws of Wichita Manufacturing, Inc.
        **3.11          Certificate of Incorporation of Barnes Machine, Inc.
        **3.12          By-laws of Barnes Machine, Inc.
        **3.13          Certificate of Incorporation of SLP Acquisition Co. (which later changed its name to Sea-Lect Products, Inc.), as
                        amended to date.
        **3.14          By-Laws of SLP Acquisition Co.
        **3.15          Restated Articles of Incorporation of Pacific Hills
                        Manufacturing Co.
        **3.16          Amended and Restated Bylaws of Pacific Hills Manufacturing
                        Co.
        **3.19          Memorandum of Association of Compass Aerospace Limited
        **3.20          Articles of Association of Compass Aerospace Limited
        **3.21          Memorandum of Association of Diac Limited
        **3.22          Articles of Association of Diac Limited
        **3.23          Memorandum of Association of Trefn Engineering Limited
        **3.24          Articles of Association of Trefn Engineering Limited
        **3.25          Memorandum of Association of Trefn Engineering (Metal
                        Treatments Division) Limited
        **3.26          Articles of Association of Trefn Engineering (Metal
                        Treatments Division) Limited
        **3.27          Memorandum of Association of Trefn Fabrications Limited
        **3.28          Articles of Association of Trefn Fabrications Limited
        **3.29          Memorandum of Association of Trim Engineering Limited
        **3.30          Articles of Association of Trim Engineering Limited
        **4.1           Indenture, dated April 21, 1998, by and among Compass, the
                        Guarantors listed therein and IBJ Whitehall Bank & Trust
                        Company (formerly IBJ Schroder Bank & Trust Company) as
                        Trustee, relating to the 10 1/8% Series B Senior
                        Subordinated Notes due 2005 of Compass and the 10 1/8%
                        Series A Senior Subordinated Notes due 2005 of Compass.

       EXHIBIT
       NUMBER           DESCRIPTION
---------------------   -----------
        **4.2           Amended and Restated Credit Agreement, dated as of
                        November 20, 1998 and amended and restated as of
                        February 11, 1999, by and among Compass, BankBoston, N.A. as agent and a lender, NationsBank, N.A. as Co-Agent, the
                        Lenders named therein, Royal Bank of Canada as Syndication
                        Agent, General Electric Capital Corporation as Documentation
                        Agent and BancBoston Robertson Stephens, Inc. as arranger
        **4.3           Security Agreement, dated November 20, 1998, by and among
                        Compass, Compass' subsidiaries named therein, BankBoston,
                        N.A. as agent and the lenders identified therein.
        **4.4           Stock Pledge Agreement, dated as of November 20, 1998 by and among Compass, Brittain Machine, Inc., Sea-Lect Products,
                        Inc. and BankBoston, N.A. as agent.
        **4.5           Amendment No. 1 to Credit Agreement, dated as of June 7,
                        1999 by and among Compass, Bank Boston, N.A. as Issuing
                        Bank, as Agent and as a lender, NationsBank, N.A. as Co-
                        Agent, the Lenders named therein, Royal Bank of Canada as
                        Syndication Agent, General Electric Capital Corporation as
                        Documentation Agent.
        **4.6           Consent, Waiver and Amendment No. 2 to Credit Agreement,
                        dated as of July 30, 1999 by and among Compass, Bank Boston,
                        N.A. as Issuing Bank, as Agent and as a lender, Bank of
                        America, N.A. (formerly known as NationsBank, N.A.) as
                        Co-Agent, the Lenders named therein, Royal Bank of Canada as
                        Syndication Agent, General Electric Capital Corporation as
                        Documentation Agent.
        **4.7           Indenture, dated July 30, 1999, by and among Compass, the
                        Guarantors listed therein and IBJ Whitehall Bank & Trust
                        Company as Trustee, relating to the 10 1/8% Series D Senior
                        Subordinated Notes due 2005 of Compass and the 10 1/8%
                        Series C Senior Subordinated Notes due 2005 of Compass.
          4.8           Waiver and Amendment No. 3 to Credit Agreement, dated as of
                        March 30, 2000 by and among Compass, Fleet National Bank
                        (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
         10.1           Employment Agreement, dated as of April 1, 2000, by and
                        between Compass and John Reimers.
       **10.2           Employment Agreement, dated as of September 21, 1998, by and between Compass and N. Paul Brost.
       **10.4           Compass Aerospace Corporation 1998 Stock Incentive Plan.
       **10.5           Management Agreement, dated November 26, 1997, by and among
                        Compass, Dunhill Bank Caribbean Ltd. and Hayes Capital
                        Corporation, as amended to date.
         12.1           Statement regarding the computation of ratio of earnings to fixed charges for Compass.
       **21.1           Subsidiaries of Compass.
         27.1           Financial Data Schedule.

------------------------

**  Previously filed.

(b)  Financial Statement Schedules:

    In addition to the Consolidated Financial Statements and Report of Independent Accountants included at Item 8, the following are included herein:

Schedule II--Valuation and Qualifying Accounts and Reserves

    All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements on the notes thereto.

(c)  Reports on Form 8-K:

    We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California, on March 30, 2000.

                                                       Compass Aerospace Corporation

                                                       By:             /s/ DOUGLAS M. HAYES
                                                            -----------------------------------------
                                                                         Douglas M. Hayes
                                                                CHAIRMAN OF THE BOARD OF DIRECTORS

    Pursuant to the requirements of the Securities Act, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                        DATE
                     ---------                                     -----                        ----
                  /s/ DOUGLAS M. HAYES
             -------------------------------         Chairman of the Board of Directors    March 30, 2000
                    Douglas M. Hayes

                                                     Vice President, Chief Financial
                    /s/ N. PAUL BROST                  Officer and Treasurer (Principal
             -------------------------------           Financial and Accounting            March 30, 2000
                      N. Paul Brost                    Officer)

                 /s/ DOUGLAS B. SOLOMON
             -------------------------------         Chief Executive Officer, President    March 30, 2000
                   Douglas B. Solomon                  and Director

                   /s/ JAMES P. ANGUS
             -------------------------------         Director                              March 30, 2000
                     James P. Angus

                    /s/ MICHAEL DRITZ
             -------------------------------         Director                              March 30, 2000
                      Michael Dritz

                  /s/ HARALD H. LUDWIG
             -------------------------------         Director                              March 30, 2000
                    Harald H. Ludwig

                 /s/ WILLIAM R. MONKMAN
             -------------------------------         Director                              March 30, 2000
                   William R. Monkman

                  /s/ PHILIP J. OLSSON
             -------------------------------         Director                              March 30, 2000
                    Philip J. Olsson

                         COMPASS AEROSPACE CORPORATION
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                           BALANCE AT
                                           BEGINNING    CHARGED TO   CHARGED TO                BALANCE AT
                                               OF       COSTS AND      OTHER      DEDUCTIONS     END OF
DESCRIPTION                                  PERIOD      EXPENSES     EXPENSES       (1)         PERIOD
-----------                                ----------   ----------   ----------   ----------   ----------
                                                               ADDITIONS
As Compass Aerospace Corporation
FOR THE 36 DAYS ENDED DECEMBER 31, 1997
Reserve and allowance deducted from asset
  accounts
Allowance for uncollectible accounts.....     $ --         $ --         $ 49         $ 18        $   31
YEAR ENDED DECEMBER 31, 1998
Reserve and allowance deducted from asset
  accounts
Allowance for uncollectible accounts.....     $ 31         $  3         $776         $ 54        $  756
YEAR ENDED DECEMBER 31, 1999
Reserve and allowances deducted from
  asset accounts.........................
Allowance for uncollectible accounts.....     $756         $131         $672         $519        $1,040
As Brittain Machine, Inc.(2)
YEAR ENDED JUNE 30, 1997
Reserve and allowance deducted from asset
  accounts
Allowance for uncollectible accounts.....     $ --         $ --         $ --         $ --        $   --
FOR THE PERIOD JULY 1, 1997 THROUGH APRIL
  21, 1998
Reserve and allowances deducted from
  asset accounts
Allowance for uncollectible accounts.....     $ --         $ --         $ --         $ --        $   --

------------------------

(1) Net of recoveries.

(2) Brittain Machine, Inc. is included as the predecessor of Compass Aerospace Corporation.