Form 10-Q
period 2000-03-31
COMPASS AEROSPACE CORP
filed 2000-05-15
CIK 1081008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

         /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                        OR

         / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-75643

                            ------------------------

                         COMPASS AEROSPACE CORPORATION

             (Exact name of registrant as specified in its charter)

           DELAWARE                 95-4659126
 (State or other jurisdiction    (I.R.S. employer
              of                Identification No.)
incorporation or organization)

            1501 HUGHES WAY, SUITE 400, LONG BEACH, CALIFORNIA 90810

             (Address of principal executive offices)    (Zip Code)

                                 (310) 522-0600

              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    As of March 31, 2000, there were outstanding 34,979,711 shares of common stock $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         COMPASS AEROSPACE CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
Part I. FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets at March 31, 2000 and December
             31, 1999..................................................      3

           Consolidated Statements of Operations for Three Months Ended
             March 31, 2000 and March 31, 1999.........................      4

           Consolidated Statements of Cash Flows for Three Months Ended
             March 31, 2000 and March 31, 1999.........................      5

           Notes to Consolidated Financial Statements..................      6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      8

  Item 3.  Quantitative and Qualitative Disclosures of Market Risk.....     10

Part II. OTHER INFORMATION.............................................     11

  Item 1.  Legal Proceedings...........................................     11

  Item 2.  Changes in Securities.......................................     11

  Item 3.  Defaults upon Senior Securities.............................     11

  Item 4.  Submission of Matters to a Vote of Securities Holder........     11

  Item 5.  Other Information...........................................     11

  Item 6.  Exhibits and Reports on Form 8-K............................     11

SIGNATURES.............................................................     12

PART I. FINANCIAL INFORMATION

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Current Asssets:
  Cash and cash equivalents.................................    $  4,978      $  8,323
  Accounts receivable (less allowance for doubtful accounts
    of $1,040 at March 31, 2000 and December 31, 1999)......      25,103        23,136
  Inventories...............................................      43,617        36,689
  Prepaid expenses and other current assets.................       4,724         4,085
                                                                --------      --------
        Total Current Assets................................      78,422        72,233
Property and equipment (net of accumulated depreciation of
  $46,919 at March 31, 2000 and $44,202 at December 31,
  1999).....................................................      70,572        73,033
Costs in excess of net assets of businesses acquired (net of accumulated amortization of $8,708 at March 31, 2000 and
  $6,950 at December 31, 1999)..............................     140,270       142,028
Other assets................................................      14,714        14,137
                                                                --------      --------
        Total Assets........................................    $303,978      $301,431
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 15,812      $  9,594
  Accrued liabilties........................................      15,293        13,250
  Income taxes payable......................................         121         1,864
  Current portion of long-term debt.........................       9,967         8,382
  Short term borrowings.....................................       5,000             0
                                                                --------      --------
        Total Current Liabilities...........................      46,193        33,090
Long-term debt..............................................     220,974       224,316
Deferred income taxes.......................................       8,759         8,770
                                                                --------      --------
        Total Liabilities...................................     275,926       266,176
                                                                --------      --------
Commitments and Contingencies
Stockholders' Equity:
    Common stock--$.01 par value;
      Authorized shares 56,000,000
      Issued and outstanding 34,979,711.....................         350           350
    Additional paid-in capital..............................      43,616        43,616
    Accumulated deficit.....................................     (15,914)       (8,711)
                                                                --------      --------
        Total Stockholders' Equity..........................      28,052        35,255
                                                                --------      --------
        Total Liabilities and Stockholders' Equity..........    $303,978      $301,431
                                                                ========      ========

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                FOR THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Net Sales...................................................   $37,949     $34,392
Cost of sales...............................................    30,066      24,578
                                                               -------     -------
Gross profit................................................     7,883       9,814

Selling, general and administrative expenses................     6,285       4,600
Goodwill amortization.......................................     1,758       1,497
Management fees.............................................        --         165
                                                               -------     -------
Operating (Loss) Income.....................................      (160)      3,552

Interest expense............................................     5,911       5,074
Other expense...............................................       847         512
                                                               -------     -------
Income Before Taxes.........................................    (6,918)     (2,034)
Income tax expense (benefit)................................       285        (942)
                                                               -------     -------
Net Loss....................................................   $(7,203)    $(1,092)
                                                               =======     =======

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                FOR THREE MONTHS
                                                                      ENDED
                                                              ---------------------
                                                              MARCH 31,   MARCH 31,
                                                                2000        1999
                                                              ---------   ---------
Cash Flows from Operating Activities:
Net Loss....................................................   $(7,203)    $(1,092)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used
  in) by Operating Activities:
  Depreciation and amortization.............................     5,379       4,374
  Deferred income tax provision.............................       (11)         --
Changes in Assets and Liabilities:
  Accounts receivable.......................................    (1,967)      4,147
  Inventories...............................................    (6,928)       (118)
  Prepaid expenses and other assets.........................    (2,252)     (1,083)
  Accounts payable..........................................     6,218      (2,158)
  Accrued and other liabilities.............................       300         636
                                                               -------     -------
    Net Cash (Used in) Provided by Operating Activities.....    (6,464)      4,706
                                                               -------     -------
Cash Flows from Investing Activities:
Purchase of property and equipment..........................      (237)       (689)
                                                               -------     -------
  Net Cash Used in Investing Activities.....................      (237)       (689)
                                                               -------     -------
Cash Flows from Financing Activities:
Short term borrowings.......................................     5,000          --
Payments on long-term debt..................................    (1,644)     (1,838)
                                                               -------     -------
  Net Cash Provided by (Used in) Financing Activities.......     3,356      (1,838)
                                                               -------     -------
Net (Decrease) Increase in Cash and Cash Equivalents........    (3,345)      2,179
Cash and Cash Equivalents, Beginning of Period..............     8,323       7,871
                                                               -------     -------
Cash and Cash Equivalents, End of Period....................   $ 4,978     $10,050
                                                               =======     =======

Supplemental Disclosures of Cash Flows Information:
Interest expense paid.......................................   $ 2,408     $ 2,001
Income taxes paid...........................................   $ 2,659     $    --

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION AND OTHER MATTERS

    The consolidated balance sheet, as of March 31, 2000, and the consolidated statements of operations and consolidated statements of cash flows are for the three months ended March 31, 2000 and March 31, 1999 unaudited. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the footnotes required by generally accepted accounting principles for complete financial statements. The financial statements reflect all adjustments which are in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The financial information included in this quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999.

    During the first quarter of 2000 the Company entered into a long-term agreement with its major customer. This agreement extends the period of performance for substantially all existing purchase orders and contracts for a period of five years, establishes the Company's position for the term of the agreement as the long-term supplier of those parts covered by existing purchase orders and provides that parts currently supplied by dual or multiple sources will be converted to sole source Company produced parts. The agreement further establishes the Company as a participant in at least one of several proposed Integrator programs, if such programs are pursued by the customer, and provides that no additional price reductions will be required until June 2001. In connection with this agreement, the Company paid the customer approximately $4.6 million and effective January 1, 2000, reduced prices on substantially all parts covered by the agreement. The $4.6 million cost incurred in connection with this agreement has been recorded as an element of inventory and is being amortized over five years, the period of performance of this agreement.

NOTE 2. LONG TERM DEBT

    Long-term debt is summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Term Loan A.................................................  $ 30,187      $ 31,500
Term Loan B.................................................    44,437        44,550
Acquisition line of credit..................................    20,604        20,604
Capital leases and other....................................     6,680         7,093
Senior subordinated notes...................................   129,033       128,951
                                                              --------      --------
    Sub Total long Term Debt................................   230,941       232,698
Less current portion........................................    (9,967)       (8,382)
                                                              --------      --------
    Total long-term debt....................................  $220,974      $224,316
                                                              ========      ========

    Effective March 30, 2000 the Company amended its senior credit agreement as described in its Annual Report on Form 10-K for the year ended December 31, 1999.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

NOTE 3. COMMITMENTS AND CONTINGENCIES

    The Company leases certain machinery and equipment under capital leases expiring at various dates through 2007. The Company also leases office spaces under operating leases with terms expiring at various dates through 2008. During the ordinary course of business, the Company is involved in various legal proceedings. Management, in consultation with legal counsel, does not believe that the outcome of these proceedings will have a material adverse effect on the financial position or future operating results of the Company.

NOTE 4. SEGMENTS

    The Company has one segment, the supply of original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally. The Company evaluates performance based on EBITDA, defined as profit before income taxes, interest, depreciation, goodwill amortization, and management fees paid to an affiliate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999.

RESULTS OF OPERATIONS

    REVENUES: Consolidated revenues increased $3.5 million, or 10.3%, to $37.9 million for the first quarter of 2000 from $34.4 million for the first quarter of 1999. The increase was due to the acquisition of Trim Engineering Limited in the third quarter of 1999. Trim, which is headquartered in the United Kingdom and operates six aerospace precision milling, metal treatments and casting units, had revenues of $11.9 million in the first quarter of 2000. Revenues from our domestic operations decreased $8.4 million, or 24.4%, for the first quarter 2000 to $26 million. The decline in domestic revenues was due to reductions in production rates of certain Boeing commercial airplane programs, specifically the 737 Classic, 747 and 777, as well as market pressure to reduce prices. In addition, Boeing's initiative to reduce inventory has resulted in lower revenues.

    COST OF SALES: Cost of sales increased $5.5 million, or 22%, to $30.1 million for the first quarter of 2000 from $24.6 million for same period of 1999. The increase is primarily a result of the acquisition of Trim in the third quarter of 1999. Cost of sales was 79.2% of sales in the first quarter of 2000 compared to 71.5% for the same period in 1999. The increase in cost of sales in relation to sales was due to initially high production costs for new contracts as well as market pressure to reduce prices.

    SELLING, GENERAL AND ADMINISTARTIVE EXPENSES: Selling, general and administrative (SG&A) expenses increased $1.7 million, or 28.4%, to $6.3 million for the first quarter of 2000 from $4.6 million for same period of 1999. This increase was attributable to our acquisition of Trim, with $1.6 million of SG&A in the first quarter of 2000 and approximately
$1.4 million of legal, employee recruitment, relocation and severance costs. The legal costs relate to the matter more fully described under Legal Proceedings and the remaining costs relate to certain senior management changes made during the first quarter of 2000. These costs were not incurred in the corresponding period of the prior year and are not indicative of the level of such cost to be incurred throughout the remainder of 2000. The increase in costs were offset by the benefit of cost reduction initiatives subsequent to the first quarter of 1999.

    NET INTEREST EXPENSE:  Interest expense increased $0.8 million to
$5.9 million for the first quarter of 2000 from $5.1 million for the same period of 1999. The increase in interest expense is attributable to the increase in borrowings associated with the acquisition of Trim, higher interest rates on variable rate debt, and increased borrowings under the revolving credit facility.

    NET LOSS: Net loss increased $6.1 million to $7.2 million for first quarter of 2000 from $1.1 for the same period of 1999. The increase in net loss was principally due to the increase in the cost of sales and interest expense.

    NET CASH FLOW (USED IN) PROVIDED BY OPERATING ACTIVITIES: Cash flows used in operating activities during the first quarter of 2000 was $6.5 million compared to cash flows provided by operating activities of $4.7 million for the same period in 1999. The decrease in cash flow from operating activities resulted principally from lower net income, increased accounts receivable and increased inventories.

    NET CASH FLOW USED IN INVESTING ACTIVITIES: Net cash flow used in investing activities was related to the purchase of property, plant and equipment and was $0.2 million for the first quarter of 2000 and $0.7 million for the same period of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
    NET CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES: Net cash flow provided by financing activities was $3.4 million for the first quarter of 2000 as compared to net cash flow used in financing activities of $1.8 million for same period of 1999. The increase in net cash flow provided by financing activities was attributable to a $5.0 million borrowing under our revolving credit facility partly offset by $1.8 million payments on other debt.

LIQUIDITY AND CAPITAL RESOURCES

    Effective March 30, 2000, the Company amended its Credit Agreement and received waivers relative to certain debt covenants contained therein that were not met at December 31, 1999 and a waiver of the Company's failure to comply with a negative covenant restricting investments. The amendment waived the Company's requirements to comply with certain debt covenants as of December 31, 1999 and through the effective date of the Amendment, at which time the Company was in compliance with all revised financial debt covenants. The Amendment waived the investment covenant breach, and terminated the remaining availability under the $35 million Acquisition Line. The Amendment also placed additional borrowing restrictions on the $25 million Revolver, limiting availability to zero (0) during certain periods, and $10 million during other periods, provided that on August 30, 2000, the Revolver must be paid in full. Further, the Company has no borrowing availability on the Revolver from August 31, 2000 through and including November 1, 2000, at which time up to $12 million becomes available. The Company was required to pay an amendment fee equal to 0.50% of substantially all of the outstanding debt under the Credit Agreement and the unused Revolver as of the effective date. The Amendment includes other requirements, including the submittal of various documents and financial reports to the lender, the addition of a covenant regarding an agreed level of accounts payable, restrictions on changes to the indentures governing the Series B and D Subordinated Notes, the requirement to grant mortgages on the Company-owned real estate, as well as the requirement that potential litigation proceeds be applied to loans outstanding under the agreement. The Amendment also increased the applicable interest rates and credit facility fees.

    Subsequent to March 31, 2000 the Company borrowed an additional $4 million under its Revolving Credit Facility and as of April 30, 2000 $9.0 million was outstanding under the Revolver.

YEAR 2000:

    The Year 2000 issue concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. We are, and some of our customers and suppliers are dependent in part on computer and date-controlled systems for some functions. As of the date of this report, the January 1, 2000 date has passed and we are not aware of any significant internal customer or vendor related Year 2000 issues or computer-related failures. However, as of this date we have not performed all of the month, quarter and year-end update and closing procedures for our computer and date-controlled systems. We cannot assure you that our efforts to address Year 2000 issues were fully effective, or that Year 2000 issues will not have a material adverse effect on our business, financial condition or results of operations. We intend to continue to monitor our systems and our vendors, suppliers and customers for Year 2000 related issues and take necessary actions to correct problems, if any.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    Any forward looking statements made in this Form 10-Q Report involve risks and uncertainties. Our future financial results could differ materially from those anticipated due to our dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond our control.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

    Our results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. We are also exposed to changes in interest rates primarily from our long-term debt issued at a fixed rate. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $0.25 million for the three months ended March 31, 2000
 . Based on the current holdings of debt, we do not believe our exposure to interest rate risk is material. Fixed rate debt obligations currently issued by us are callable prior to maturity under some circumstances as defined in the Indenture.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On May 28, 1999, we filed suit against Alinabal Holdings Corporation, the former shareholder of Pacific Hills Manufacturing Co., which we acquired in November 1998, and the three principal stockholders of Alinabal, Samuel S. Bergami, Jr., Stephen G. Cerri and Kevin M. Conlisk, in U.S. District Court of the Southern District of New York. The suit, which alleges violations of federal securities laws, fraud and breach of contract, seeks rescission of the Amended and Restated Stock Purchase Agreement dated November 20, 1998 by and among us, Alinabal and the three stockholders of Alinabal pursuant to which we acquired Pacific Hills, or in the alternative, $79.0 million in damages. On July 9, 1999 the defendants filed an answer and counterclaim seeking, among other relief, release of $0.7 million from escrow. On March 3, 2000, a hearing was held on motions for summary judgment submitted by both sides. On May 9, 2000 the court denied both motions for summary judgment and dismissed our cause of action relating to unjust enrichment, which was one of our seven causes of action. Both sides are engaged in discovery and trial is scheduled to begin in June 2000. At this stage of the proceedings, we cannot determine or predict the outcome of this suit.

ITEM 2.  CHANGES IN SECURITIES

        Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITES

        Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5.  OTHER INFORMATION

        Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

           27.1  FINANCIAL DATA SCHEDULE

        (b) REPORTS ON FORM 8-K

        Current Report on Form 8-K reporting the appointment of a new president and chief executive officer and the resignation of the former president and chief executive officer, dated as of March 9, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                COMPASS AEROSPACE CORPORATION
                                                        ---------------------------------------------
                                                                        (Registrant)

Date: May 15, 2000                                     By:              /s/ N. PAUL BROST
                                                            -----------------------------------------
                                                                          N. Paul Brost
                                                                 VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND TREASURER