Form 10-Q
period 2000-06-30
COMPASS AEROSPACE CORP
filed 2000-08-14
CIK 1081008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-75643

                            ------------------------

                         COMPASS AEROSPACE CORPORATION

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     95-4659126
    (State or other jurisdiction of             I.R.S. Employer Identification No.
    incorporation or organization)

1501 HUGHES WAY, SUITE 400, LONG BEACH,                       90810
              CALIFORNIA                                    (Zip Code)
    (Address of principal executive
               offices)

                                 (310) 522-0600
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2000, there were outstanding 34,909,335 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         COMPASS AEROSPACE CORPORATION
                                   FORM 10-Q
                                     INDEX

Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets at June 30, 2000 and December
                   31, 1999...................................................     2

                  Consolidated Statements of Operations for the Three Months
                   Ended June 30, 2000 and June 30, 1999 and the Six Months
                   Ended June 30, 2000 and June 30, 1999......................     3

                  Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2000 and June 30, 1999......................     4

                  Notes to Consolidated Financial Statements..................     5

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..................................     7

         Item 3.  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK........     9

PART II  OTHER INFORMATION

         Item 1   LEGAL PROCEEDINGS...........................................    10

         Item 2.  CHANGES IN SECURITIES.......................................    10

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.............................    10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    10

         Item 5.  OTHER INFORMATION...........................................    10

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................    10

SIGNATURES....................................................................    11

                         PART I--FINANCIAL INFORMATION

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)     (NOTE 1)
ASSETS
Current Asssets:
  Cash and cash equivalents.................................   $  4,265       $  8,323
  Accounts receivable (net of allowance for doubtful
    accounts of $919 at June 30, 2000 and $1,040 at December
    31, 1999)...............................................     20,920         23,136
  Inventories...............................................     35,942         36,689
  Prepaid expenses and other current assets.................     29,770          4,085
                                                               --------       --------
      Total Current Assets..................................     90,897         72,233
Property and equipment (net of accumulated depreciation of
  $52,314 at June 30, 2000 and $44,202 at December 31,
  1999).....................................................     67,052         73,033
Costs in excess of net assets of businesses acquired (net of accumulated amortization of $10,711 at June 30, 2000 and
  $6,950 at December 31, 1999)..............................    115,252        142,028
Other assets................................................     14,413         14,137
                                                               --------       --------
        Total Assets........................................   $287,614       $301,431
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................   $ 16,149       $  9,594
  Accrued liabilties........................................     11,943         13,250
  Income taxes payable......................................      1,391          1,864
  Current portion of long-term debt.........................     93,540          8,382
  Short term borrowings.....................................      9,000             --
                                                               --------       --------
        Total Current Liabilities...........................    132,023         33,090
Long-term debt..............................................    134,820        224,316
Deferred income taxes.......................................      8,688          8,770
                                                               --------       --------
        Total Liabilities...................................    275,531        266,176
                                                               --------       --------
Commitments and Contingencies
Stockholders' Equity:
  Common stock--$.01 par value;
    Authorized shares
      56,000,000 at June 30, 2000 and December 31, 1999
    Issued and outstanding
      34,909,335 at June 30, 2000 and 34,979,711 at December
        31, 1999............................................        349            350
  Additional paid-in capital................................     43,513         43,616
  Accumulated other comprehensive loss......................       (808)            --
  Accumulated deficit.......................................    (30,971)        (8,711)
                                                               --------       --------
        Total Stockholders' Equity..........................     12,083         35,255
                                                               --------       --------
        Total Liabilities and Stockholders' Equity..........   $287,614       $301,431
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Net sales..............................................  $ 38,077   $32,724    $ 76,026   $67,116
Cost of sales..........................................    39,591    23,234      69,657    47,812
                                                         --------   -------    --------   -------
Gross profit (loss)....................................    (1,514)    9,490       6,369    19,304
Selling, general and administrative expenses...........     4,614     3,809      10,901     8,409
Goodwill amortization..................................     2,005     1,543       3,761     3,040
Management fees........................................        --       170          --       335
                                                         --------   -------    --------   -------
Operating income (loss)................................    (8,133)    3,968      (8,293)    7,520
Interest expense.......................................     6,147     4,858      12,058     9,932
Other expense..........................................       878       475       1,725       987
                                                         --------   -------    --------   -------
Loss before taxes......................................   (15,158)   (1,365)    (22,076)   (3,399)
Income tax expense (benefit)...........................      (101)     (504)        184    (1,446)
                                                         --------   -------    --------   -------
Net Loss...............................................  $(15,057)  $  (861)   $(22,260)  $(1,953)
                                                         ========   =======    ========   =======

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash Flows from Operating Activities:
Net Income..................................................  $(22,260)  $(1,953)
Adjustments to Reconcile Net Income to Net Cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    11,004     8,766
  Deferred income tax provision.............................       (82)       --
Changes in operating assets and liabilities
  Accounts receivable.......................................     2,216     2,508
  Inventories...............................................       747       (40)
  Prepaid expenses and other assets.........................    (3,517)      (43)
  Accounts payable..........................................     6,555    (4,132)
  Accrued and other liabilities.............................    (1,780)   (1,410)
  Change in other assets....................................    (1,877)   (1,840)
                                                              --------   -------
    Net cash provided by (used in) operating activities.....    (8,994)    1,856
                                                              --------   -------
Cash Flows from Investing Activities:
Purchase of property and equipment..........................      (534)   (2,750)
Proceeds from settlement of aquisition purchase price.......       848        --
                                                              --------   -------
    Net cash provided by (used in) investing activities.....       314    (2,750)
                                                              --------   -------
Cash flows from financing activities:
Purchase of stock held by former employee...................      (104)       --
Payments on debt............................................    (3,261)   (2,881)
Proceeds from increase in short term borrowings.............     9,000     3,000
                                                              --------   -------
    Net cash provided by (used in) financing activities.....     5,635       119
                                                              --------   -------
Effect of foreign exchange rate on cash.....................    (1,013)       --
                                                              --------   -------
Net decrease in cash and cash equivalents...................    (4,058)     (775)
Cash and cash equivalents, beginning of period..............     8,323     7,871
                                                              --------   -------
Cash and cash equivalents, end of period....................  $  4,265   $ 7,096
                                                              ========   =======
Supplemental disclosures of cash flows information:
Interest expense paid.......................................  $  9,840   $ 7,612
Income taxes paid, net of refund............................  $  1,180   $    --

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

    The consolidated balance sheets and consolidated statements of operations are unaudited as of and for the three month and six month periods ended
June 30, 2000 and June 30, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but these statements do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. Translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Transaction gains or losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

NOTE 3. COMPREHENSIVE INCOME (LOSS)

    The Company has adopted Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income includes net income and cumulative foreign currency translation adjustments.

NOTE 4. LONG TERM DEBT

    Long-term debt is summarized as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2000         1999
                                                        --------   ------------
Term Loan A...........................................    28,875       31,500
Term Loan B...........................................    44,325       44,550
Acquisition line of credit............................    20,340       20,604
Capital leases and other..............................     5,787        7,093
Senior subordinated notes.............................   129,033      128,951
                                                        --------     --------
  Sub Total long Term Debt............................   228,360      232,698
Less current portion..................................   (93,540)      (8,382)
                                                        --------     --------
  Total long-term debt................................  $134,820     $224,316
                                                        ========     ========

    At June 30, 2000, we failed to meet some of the financial covenants of our senior credit agreement. Under the terms of this agreement, noncompliance with the covenants constitutes an event of default which permits our lenders to accelerate the repayment of our outstanding obligations under

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 4. LONG TERM DEBT (CONTINUED)
our senior credit agreement. In accordance with Statement of Financial Accounting Standards No. 78, Classification of Obligations that are Callable by the Creditor, we have classified the entire outstanding balance under the senior credit agreement as a current liability as of June 30, 2000. We have been negotiating with our lenders to satisfactorily resolve the noncompliance.

NOTE 5. COMMITMENTS AND CONTINGENCIES

    The Company leases certain machinery and equipment under capital leases expiring at various dates through 2007. The Company also leases office space under operating leases with terms expiring at various dates through 2008. During the ordinary course of business, the Company is involved in various legal proceedings. Management, in consultation with legal counsel, does not believe that the outcome of these lawsuits will have a material adverse effect on the financial position or future operating results of the Company.

NOTE 6. SEGMENTS

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

NOTE 7. LITIGATION SETTLEMENT AND SUBSEQUENT EVENTS

    On June 22, 2000, the Company executed a settlement agreement to settle its outstanding lawsuit against Alinabal Holdings Corporation and the principal stockholders of Alinabal. In connection with the settlement, the Company received $2.5 million of reimbursement of legal costs incurred in connection with the litigation, $12.5 million of cash and the surrender of $36 million of the Company's 10 1/8% Senior Subordinated Notes. In July 2000, the
$12.5 million of cash received was used to reduce Term A, Term B and Acquisition Line senior debt. The settlement resulted in a $22.2 million reduction of goodwill as of June 30, 2000. The gain on the early extinguishment of the debt will be recognized in the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE
  THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

    REVENUES: Consolidated revenues increased $5.4 million, or 16.5%, to $38.1 million for the three months ended June 30, 2000 from $32.7 million for the three months ended June, 30 1999. The increase was due to the acquisition of Trim Engineering Limited in the third quarter of 1999. Trim, which has headquarters in the United Kingdom and operates six aerospace precision milling, metal treatments and casting units, had revenues of $11.2 million in the three months ended June 30, 2000. Revenues from our domestic operations decreased
$5.8 million, or 17.7%, for the three months ended June 30, 2000 to $26.9 million. The decline in sales was due to reductions in production rates of certain Boeing commercial airplane programs as well as market pressure to reduce prices.

    COST OF SALES: Cost of sales increased $16.4 million, or 70.7%, to $39.6 million for the three months ended June 30, 2000 from $23.2 million for same period of 1999. Cost of sales increased as a result of a number of factors. In January 2000, we incurred $4.6 million of cost in connection with a long-term agreement with our major customer. As a result of specific recent events, the future benefits originally associated with this agreement have diminished. Accordingly, the carrying value associated with this agreement has been reduced by $2.4 million and the remaining balance of $1.8 million will be amortized over the next twelve months. A comprehensive review of inventories and the anticipated future requirements of our customers resulted in a reduction of $2.5 million in the carrying value of inventory. The acquisition of Trim in the third quarter of 1999 increased cost of sales by $9.7 million. Excluding the above items and the acquisition of Trim, cost of sales was $25.0 million, or 92.9% of sales for the three months ended June 30, 2000 compared to 71.0% for the same period in 1999. This increase in cost of sales in relation to sales was due to lower sales volume and market pressure to reduce prices.

    SELLING, GENERAL AND ADMINISTARTIVE EXPENSES: Selling, general and administrative expenses increased $0.8 million, or 21.1%, to $4.6 million for the three months ended June 30, 2000 from $3.8 million for same period of 1999. This increase was attributable to the acquisition of Trim, with $1.2 million of selling, general and administrative expenses in the three months ended June 30, 2000. This increase was offset by $1.6 million related to the settlement of litigation, which included a $2.5 million reimbursement of legal costs incurred in connection with the litigation.

    NET INTEREST EXPENSE: Interest expense increased $1.2 million, or 24.5%, to $6.1 million for the three months ended June 30, 2000 from $4.9 million for the same period of 1999. The increase in interest expense was attributable to the increase in borrowings associated with the acquisition of Trim, higher interest rates on variable rate debt, and increased borrowings under our revolving credit facility.

    NET LOSS: Net loss increased $14.2 million to $15.1 million for the three months ended June 30, 2000 from a net loss of $0.9 million for the same period of 1999. The increase in net loss was due to increased cost of sales and increased selling, general and administrative expenses.

RESULTS OF OPERATIONS: THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX
  MONTHS ENDED JUNE 30, 1999.

RESULTS OF OPERATIONS

    REVENUES: Consolidated revenues increased $8.9 million, or 13.3%, to $76.0 million for the six months ended June 30, 2000 from $67.1 million for the same period in 1999. Excluding the Trim acquisition, revenues from our domestic operations decreased $14.2 million, or 21.2%, for the six months ended June 30, 2000 to $52.9 million. In addition to Boeing's initiative to reduce inventory, lower revenues are the result of the reductions in production rates of certain Boeing commercial airplane programs and market pressure to reduce prices.

    COST OF SALES: Cost of sales increased $21.9 million, or 45.8%, to $69.7 million for the six months ended June 30, 2000 from $47.8 million for same period of 1999. Cost of sales increased as a result of a number of factors. In January 2000, we incurred $4.6 million of cost in connection with a long-term agreement with our major customer. As a result of specific recent events, the future benefits originally associated with this agreement have diminished. Accordingly, the carrying value associated with this agreement has been reduced by $2.4 million and the remaining balance of $1.8 million will be amortized over the next twelve months. A comprehensive review of inventories and the anticipated future requirements of our customers resulted in a reduction of $2.5 million in the carrying value of inventory. Excluding the above items and the acquisition of Trim, cost of sales was $46.4 million or 87.7% of sales for the six months ended June 30, 2000 compared to 71.2% for the same period in 1999. This increase in cost of sales in relation to sales was due to initially high production costs for new contracts, lower sales volume and market pressure to reduce prices.

    SELLING, GENERAL AND ADMINISTARTIVE EXPENSES: Selling, general and administrative expenses increased $2.5 million, or 29.8%, to $10.9 million for the six months ended June 30, 2000 from $8.4 million for same period of 1999. This increase was attributable to the acquisition of Trim, with $2.7 million of selling, general and administration expenses and approximately $1.1 million of employee recruitment, relocation and severance costs relating to senior management changes made during the first quarter of 2000. This increase was offset by $0.8 million related to the settlement of litigation, which included a $2.5 million reimbursement of legal costs incurred in connection with the litigation.

    NET INTEREST EXPENSE: Interest expense increased $2.2 million, or 22.2%, to $12.1 million for the six months ended June 30, 2000 from $9.9 million for the same period of 1999. The increase in interest expense was attributable to the increase in borrowings associated with the acquisition of Trim, higher interest rates on variable rate debt, and increased borrowings under our revolving credit facility.

    NET LOSS: Net loss increased $20.3 million to $22.3 million for the six months ended June 30, 2000 from a net loss of $2.0 million for the same period of 1999. The increase in net loss was due to increased cost of sales and increased selling, general and administration expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities during the six months ended June 30, 2000 was $9.0 million compared to cash flows provided by operating activities of $1.9 million for the same period in 1999. The decrease in cash flow from operating activities was due to lower operating income, partly offset by increased depreciation expense and net improvements in working capital.

    Net cash provided by investing activities was $0.3 million for the six months ended June 30, 2000 and included $0.8 million related to the final settlement of an acquisition purchase price offset by

$0.5 million related to the purchase of property, plant and equipment. Net cash used in investing activities for the six months ended June 30, 1999 was $2.8 million for purchase of property, plant and equipment.

    Net cash flow provided by financing activities was $5.6 million for the six months ended June 30, 2000 as compared to $0.1 million for same period of 1999. The increase in net cash flow provided by financing activities was attributable to a $9.0 million borrowing under our revolving credit facility, partly offset by $3.3 million of payments on debt and $0.1 million related to the purchase of stock from a former employee.

    At June 30, 2000, we failed to meet some of the financial covenants of our senior credit agreement. Under the terms of this agreement, noncompliance with the covenants constitutes an event of default which permits our lenders to accelerate the repayment of our outstanding obligations under our senior credit agreement. In accordance with Statement of Financial Accounting Standards
No. 78, Classification of Obligations that are Callable by the Creditor, we have classified the entire outstanding balance under the senior credit agreement as a current liability as of June 30, 2000. We have been negotiating with our lenders to satisfactorily resolve the noncompliance.

    While we believe that our lenders' and our best interests would be served through an amendment to the credit agreement that allows us to work through current negative market dynamics, there can be no assurance that our lenders will ultimately agree or that such an amendment will ultimately be consummated. In the meantime, we have been aggressively exploring various strategic options, and have been taking steps to conserve and manage our cash flow. If we cannot address the concerns of our lenders, our ability to continue operations may be jeopardized.

    We borrowed an additional $4.0 million under our revolving credit facility on April 17, 2000. As of July 31, 2000, $9.0 million was outstanding under our revolving credit facility.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This Quarterly Report on Form 10-Q Report contains forward looking statements which involve risks and uncertainties. Our future financial results could differ materially from our anticipated results due to dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond our control. Because of these uncertainties you should not place undue reliance on these statements.

ITEM 3  QUANTATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

    Our results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. We are also exposed to changes in interest rates primarily from our long-term debt issued at a fixed rate. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $0.5 million for the six month period ended June 30, 2000. Based on the current holdings of debt, we do not believe our exposure to interest rate risk is material.

PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On July 10, 2000 we settled our suit against Alinabal Holdings Corporation and the principal stockholders of Alinabal Holdings Corporation, Samuel S. Bergami, Jr., Stephen G. Cerri and Kevin M. Conlisk. The lawsuit has been dismissed with prejudice.

ITEM 2.  CHANGES IN SECURITIES

    Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5.  OTHER INFORMATION

    Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

        Exhibit 27. Financial data Schedule

    (b) REPORTS ON FORM 8-K

        We have not filed any Reports on Form 8-K during this reporting period

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                COMPASS AEROSPACE CORPORATION
                                                                        (Registrant)

                                                       By:  /s/ N. PAUL BROST
                                                            -----------------------------------------
                                                            N. Paul Brost
                                                            VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                            AND TREASURER
Date: August 14, 2000