Form 10-Q
period 2000-09-30
COMPASS AEROSPACE CORP
filed 2000-11-14
CIK 1081008

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-75643

                            ------------------------

                         COMPASS AEROSPACE CORPORATION

             (Exact name of registrant as specified in its charter)

                          DELAWARE                                         95-4659126
      (State or other jurisdiction of incorporation or         I.R.S. Employer Identification No.
                       organization)

     1501 HUGHES WAY, SUITE 400, LONG BEACH, CALIFORNIA                      90810
          (Address of principal executive offices)                         (Zip Code)

                                 (310) 522-0600
              (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year, if changed since last report)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2000, there were outstanding 34,909,335 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         COMPASS AEROSPACE CORPORATION

                                   FORM 10-Q

                                     INDEX

                                                                                  PAGE
                                                                                  ----
Part I.  FINANCIAL INFORMATION

         Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated Balance Sheets at September 30, 2000 and
                  December 31, 1999...........................................      2

                  Consolidated Statements of Operations for the Three Months
                  Ended September 30, 2000 and September 30, 1999 and the Nine
                  Months Ended September 30, 2000 and September 30, 1999......      3

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 2000 and September 30, 1999.............      4

                  Notes to Consolidated Financial Statements..................      5

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................      7

         Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK......      9

PART II  OTHER INFORMATION

         Item 1.  LEGAL PROCEEDINGS...........................................     10

         Item 2.  CHANGES IN SECURITIES.......................................     10

         Item 3.  DEFAULTS UPON SENIOR SECURITIES.............................     10

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     10

         Item 5.  OTHER INFORMATION...........................................     10

         Item 6.  EXHIBITS AND REPORTS ON FORM 8-K............................     10

SIGNATURES....................................................................     11

                         PART I--FINANCIAL INFORMATION

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

               (DOLLARS IN THOUSANDS EXCEPT SHARE PER SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)      (NOTE 1)
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $  4,537        $  8,323
  Accounts receivable (net of allowance for doubtful
    accounts of $919 at September 30, 2000 and $1,040 at
    December 31, 1999)......................................      18,714          23,136
  Inventories...............................................      34,955          36,689
  Prepaid expenses and other current assets.................       4,701           4,085
                                                                --------        --------
    Total Current Assets....................................      62,907          72,233
Property and equipment (net of accumulated depreciation of
  $54,965 at September 30, 2000 and $44,202 at December 31,
  1999).....................................................      63,995          73,033
Costs in excess of net assets of businesses acquired (net of accumulated amortization of $12,210 at September 30,2000
  and $6,950 at December 31, 1999)..........................     113,752         142,028
Other assets................................................      12,535          14,137
                                                                --------        --------
    Total Assets............................................    $253,189        $301,431
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $ 11,925        $  9,594
  Accrued liabilties........................................      14,368          13,250
  Income taxes payable......................................         988           1,864
  Current portion of long-term debt.........................      80,468           8,382
  Short term borrowings.....................................       9,000              --
                                                                --------        --------
    Total Current Liabilities...............................     116,749          33,090
Long-term debt..............................................      98,594         224,316
Deferred income taxes.......................................       8,745           8,770
                                                                --------        --------
    Total Liabilities.......................................     224,088         266,176
                                                                ========        ========
Commitments and Contingencies
Stockholders' Equity:
  Common stock--$.01 par value;
    Authorized shares
      56,000,000 at September 30, 2000 and December 31, 1999
    Issued and outstanding
      34,909,335 at September 30, 2000 and 34,979,711 at
      December 31, 1999.....................................         349             350
  Additional paid-in capital................................      43,513          43,616
  Accumulated comprehensive loss............................      (1,949)             --
  Accumulated deficit.......................................     (12,812)         (8,711)
                                                                --------        --------
    Total Stockholders' Equity..............................      29,101          35,255
                                                                --------        --------
    Total Liabilities and Stockholders' Equity..............    $253,189        $301,431
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
Net sales............................................  $ 39,511   $34,327    $115,537   $101,443
Cost of sales........................................    33,729    24,463     103,386     72,275
                                                       --------   -------    --------   --------
Gross profit (loss)..................................     5,782     9,864      12,151     29,168

Selling, general and administrative expenses.........     5,486     4,625      16,388     13,034
Goodwill amortization................................     1,499     1,788       5,260      4,828
Management fees......................................        --       170          --        505
                                                       --------   -------    --------   --------
Operating income (loss)..............................    (1,203)    3,281      (9,497)    10,801

Interest expense.....................................     4,990     5,740      17,048     15,672
Other expense........................................       766       687       2,491      1,674
                                                       --------   -------    --------   --------
Loss before income taxes and extraordinary gain......     6,959    (3,146)    (29,636)    (6,545)
Income tax expense (benefit).........................   (10,684)     (950)    (18,702)    (2,396)
                                                       --------   -------    --------   --------

Net Loss before extraordinary gain...................     3,725    (2,196)    (10,334)    (4,149)
Extraordinary gain on early extinguishment
  of debt net of income tax..........................    14,435        --      14,435         --
                                                       --------   -------    --------   --------
Net Income (Loss)....................................  $ 18,160   ($2,196)   $  4,101   $  4,149
                                                       ========   =======    ========   ========

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Cash Flows from Operating Activities:
Net Loss....................................................   $ (4,101)     $ (4,149)
Adjustments to Reconcile Net Loss to Net
  Cash provided by (used in) operating activities:
    Depreciation and amortization...........................     16,007        14,060
    Fees on extinguished debt...............................      1,800            --
    Gain on extinguished debt...............................    (26,860)           --
    Deferred income tax provision...........................        (25)         (321)
Changes in operating assets and liabilities:
    Accounts receivable.....................................      4,422         5,993
    Inventories.............................................      1,734         3,620
    Prepaid expenses and other assets.......................        244        (1,166)
    Accounts payable........................................      2,331        (5,403)
    Accrued and other liabilities...........................        242         1,407
    Change in other assets..................................     (2,528)       (4,826)
                                                               --------      --------
    Net cash provided by (used in) operating activities.....     (6,734)        9,215
                                                               --------      --------
Cash Flows from Investing Activities:
Purchase of property and equipment..........................       (785)       (5,156)
Payment for acquisitions net of cash acquired...............         --       (54,096)
Proceeds from settlement of aquisition purchase price.......     13,017            --
                                                               --------      --------
    Net cash provided by (used in) investing activities.....     12,232       (59,252)
                                                               --------      --------
Cash Flows from financing activities:
Purchase of stock held by former employee...................       (104)           --
Payments on debt............................................    (15,991)         (793)
Proceeds from long-term debt................................         --        21,884
Proceeds from note offering.................................         --        18,743
Proceeds from sale of stock.................................         --        15,000
Proceeds from increase in short-term borrowings.............      9,000            --
                                                               --------      --------
    Net cash provided by (used in) financing activities.....     (7,095)       54,834
                                                               --------      --------
Effect of foreign exchange rate on cash.....................     (2,189)           --
                                                               --------      --------
Net decrease in cash and cash equivalents...................     (3,786)        4,797
Cash and cash equivalents, beginning of period..............      8,323         7,871
                                                               --------      --------

Cash and cash equivalents, end of period....................   $  4,537      $ 12,668
                                                               ========      ========
Supplemental disclosures of cash flows information:
Interest expense paid.......................................   $ 14,512      $ 10,247
Income taxes paid, net of refund............................   $    818      $     --

          See accompanying notes to consolidated financial statements.

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

NOTE 1. BASIS OF PRESENTATION

    The consolidated balance sheets and consolidated statements of operations are unaudited as of and for the three months and nine months periods ended September 30, 2000 and September 30, 1999. The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but these statements do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this quarterly report should be read in conjunction with the Company's consolidated financial statements and the related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. Translated adjustments are included in accumulated other comprehensive loss, a separate component of stockholders' equity. Transaction gains or losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

NOTE 3. COMPREHENSIVE LOSS

    The Company has adopted Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss includes cumulative foreign currency translation adjustments.

NOTE 4. LONG-TERM DEBT

    Long-term debt is summarized as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Term Loan A.........................................    $ 24,971        $ 31,500
Term Loan B.........................................      38,332          44,550
Acquisition line of credit..........................      16,252          20,604
Capital leases and other............................       6,438           7,093
Senior subordinated notes...........................      93,069         128,951
                                                        --------        --------
  Sub Total long-term debt..........................     179,062         232,698

Less current portion................................     (80,468)         (8,382)
                                                        --------        --------
  Total long-term debt..............................    $ 98,594        $224,316
                                                        ========        ========

    On November 10, 2000, we made the interest payment due on October 15, 2000 on our outstanding 10 1/8% senior subordinated notes due 2005, including interest that had accrued on the interest payment from October 15, 2000. Our principal stockholder loaned us the funds for the interest

                 COMPASS AEROSPACE CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

                             (DOLLARS IN THOUSANDS)

NOTE 4. LONG-TERM DEBT (CONTINUED)
payment. The loan, in the principal amount of $4.7 million, bears interest at the same rate as loans under our existing credit agreement and may be repaid once outstanding debt under the credit agreement has been reduced by $46 million from the amount outstanding at September 14, 2000.

    At September 30, 2000 the Company failed to meet some of the financial covenants of its senior credit agreement. Under the terms of this agreement, noncompliance with the covenants constitutes an event of default, which could permit the Company's lenders to accelerate the Company's outstanding obligations under the credit agreement. In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor," the Company has classified the entire outstanding balance under the senior credit agreement as a current liability. Effective September 29, 2000, the senior credit agreement was amended through December 29, 2000. The amendment, among other things, provides for a waiver of existing covenant violations, extends the expiration of the Company's revolving credit facility and defers previously scheduled principal payments until December 29, 2000. The amendment requires that obligations under the credit agreement be paid in full by December 29, 2000, with an extension to January 31, 2001 if certain conditions are met. The Company intends to repay the amounts outstanding under the credit agreement through the proceeds from an asset sale program and refinancing, if necessary.

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

NOTE 6. SEGMENTS

    The Company has one segment which is the supply of original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally. The Company evaluates performance based on EBITDA, defined as profit before income taxes, interest, depreciation, goodwill amortization, and management fees paid to an affiliate.

NOTE 7. LITIGATION SETTLEMENT

    On June 22, 2000, the Company entered into a settlement agreement with Alinabal Holdings Corporation and its principal stockholders to settle the Company's outstanding lawsuit against Alinabal and its stockholders. The settlement included the reimbursement of $2.5 million of legal costs incurred in connection with the litigation, $12.5 million of cash and $36.0 million of the Company's 10 1/8% Senior Subordinated Notes. The $12.5 million of cash received was used to reduce Term A, Term B and Acquisition Line senior debt. The settlement resulted in a $22.2 million reduction of goodwill and a gain of $26.9 million on the early extinguishment of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

    REVENUES: Consolidated revenues increased $5.2 million, or 15.1%, to $39.5 million for the three months ended September 30, 2000 from $34.3 million for the three months ended September 30, 1999. The increase was due to our acquisition of Trim Engineering Limited (Trim) in the third quarter of 1999. Trim, which has headquarters in the United Kingdom and operates six aerospace precision milling, metal treatments and casting units, had revenues of $12.3 million in the three months ended September 30, 2000 compared with $7.5 million in the three months ended September 30, 1999. Revenues from our domestic operations increased $0.4 million, or 1.5%, for the three months ended September 30, 2000 to $27.2 million.

    COST OF SALES: Cost of sales increased $9.2 million, or 37.6%, to $33.7 million for the three months ended September 30, 2000 from $24.5 million for same period of 1999. Cost of sales increased as a result of a number of factors. In January 2000, we incurred costs of $4.6 million in connection with a long-term agreement with our major customer. The carrying value associated with this agreement is amortized at the rate of $0.5 million per quarter through June 2001. The acquisition of Trim in the third quarter of 1999 increased cost of sales by $4.9 million. Exclud4ing the amortization of the cost incurred with our long-term agreement with our major customer and the acquisition of Trim, cost of sales was $23.5 million, or 86.4% of sales, in the three months ended September 30, 2000 compared to $19.7 million or 73.5% of sales for the same period in 1999. This increase in cost of sales in relation to sales was due to initially high production costs for new contracts and market pressure to reduce prices.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $0.9 million, or 14.6%, to $5.5 million for the three months ended September 30, 2000 from $4.6 million for same period of 1999. This increase was attributable to higher legal, consulting, and employee search and relocation fees in the three months ended September 30, 2000 compared to the same period in 1999.

    NET INTEREST EXPENSE: Interest expense decreased $0.7 million, or 12.3%, to $5.0 million for the three months ended September 30, 2000 from $5.7 million for the same period of 1999. The decrease in interest expense was attributable to the extinguishment and pay down of debt resulting from the settlement of our suit against Alinabal Holdings Corporation and its principal stockholders, partly offset by increased interest rates.

    NET INCOME: Net income increased $20.4 million to $18.2 million in the three months ended September 30, 2000 from a net loss of $2.2 million for the same period of 1999. The increase in net income was due to a gain on the extinguishment of debt of $26.9 million offset by the increases in the cost of sales and selling, general and administrative expenses.

RESULTS OF OPERATIONS: THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

    REVENUES: Consolidated revenues increased $14.1 million, or 13.9%, to $115.5 million for the nine months ended September 30, 2000 from $101.4 million for the same period in 1999. Excluding the Trim acquisition, revenues from our domestic operations decreased $13.8 million, or 14.7%, for the nine months ended September 30, 2000 to $80.1 million. Our decrease in revenues is partly a result of Boeing's initiative to reduce inventory. Additionally, we believe our lower revenues are the result of the reductions in production rates of certain Boeing commercial airplane programs and market pressure to reduce prices.

    COST OF SALES: Cost of sales increased $31.1 million, or 43.0%, to $103.4 million for the nine months ended September 30, 2000 from $72.3 million for same period of 1999. Cost of sales increased as a result of a number of factors. In January 2000, we incurred $4.6 million of cost in connection with a long-term agreement with a major customer. As a result of specific events in the second quarter of 2000, the future benefits originally associated with this agreement were determined to have diminished and the carrying value associated with this agreement was reduced by $2.4 million with the remaining balance to be amortized at the rate of $0.5 million per quarter through the second quarter of 2001. A comprehensive review of inventories and the anticipated future requirements of our customers resulted in a reduction of $2.5 million in the carrying value of inventory in the second quarter of 2000. Excluding the above items and the acquisition of Trim, cost of sales was $70.3 million or 87.8% of sales in the nine months ended September 30, 2000 compared to $67.5 million or 71.9% for the same period in 1999. This increase in cost of sales in relation to sales was due to initially high production costs for new contracts, lower sales volume and market pressure to reduce prices.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling, general and administrative expenses increased $3.4 million, or 21.5%, to $16.4 million for the nine months ended September 30, 2000 from $13.0 million for same period of 1999. This increase was attributable to the acquisition of Trim, with approximately $2.2 million of selling, general and administrative expenses in the nine month period ended September 30, 2000, compared to $1.3 million in the nine month period ended September 30, 1999 and approximately $2.1 million of employee recruitment, relocation and severance costs relating to senior management changes made during the nine months ending September 30, 2000. This increase was offset by $0.7 million related to the settlement of litigation, which included a $2.5 million reimbursement of legal costs incurred in connection with the litigation.

    NET INTEREST EXPENSE: Interest expense increased $1.3 million, or 8.3%, to $17.0 million for the nine months ended September 30, 2000 from $15.7 million for the same period of 1999. The increase in interest expense was attributable to the increase in borrowings associated with the acquisition of Trim, higher interest rates on variable rate debt, and increased borrowings under our revolving credit facility. The increase is partly offset by the extinguishment and reduction of debt from the settlement of our suit against Alinabal Holdings Corporation and the principal stockholders of Alinabal Holding Corporation.

    NET LOSS: Net loss was $4.1 million for the nine months ended September 30, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    NET CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES: Net cash used in operating activities during the nine months ended September 30, 2000 was $6.7 million compared to cash flows provided by operating activities of $9.2 million for the nine months ended September 30, 1999. The decrease in cash flow from operating activities was due to lower operating income.

    NET CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES: Net cash provided by investing activities was $12.2 million for the nine months ended
September 30, 2000 and included $13.0 million related to the final settlement of an acquisition purchase price offset by $0.8 million related to the purchase of property, plant and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was $5.2 million for purchase of property, plant and equipment and $54.1 million for payment of acquisitions net of cash acquired.

    NET CASH FLOW PROVIDED BY FINANCING ACTIVITIES: Net cash flow provided by financing activities was $7.1 million for the nine months ended September 30, 2000 as compared to $54.8 million for same period of 1999. The decrease in net cash flow provided by financing activities was attributable to the proceeds from long-term debt, note offerings and the sale of stock during the nine months ended

September 30, 1999, partly offset by a $9.0 million borrowing under our revolving credit facility during the nine months ended September 30, 2000.

    At September 30, 2000, we failed to meet some of the financial covenants of our senior credit agreement. Under the terms of this agreement, noncompliance with the covenants constitutes an event of default, which could permit our lenders to accelerate our outstanding obligations under the credit agreement. In accordance with Statement of Financial Accounting Standards No. 78, "Classification of Obligations that are Callable by the Creditor," we have classified the entire outstanding balance under the senior credit agreement as a current liability.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This Quarterly Report on Form 10-Q Report contains forward-looking statements which involve risks and uncertainties. Our future financial results could differ materially from our anticipated results due to dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond our control. Because of these uncertainties you should not place undue reliance on these statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK:

    Our results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. We are also exposed to changes in interest rates primarily from our long-term debt issued at a fixed rate. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $0.7 million for the nine month period ended
September 30, 2000. Based on the current holdings of debt, we do not believe our exposure to interest rate risk is material. Fixed rate debt obligations currently issued by us are callable prior to maturity under some circumstances.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable

ITEM 2. CHANGES IN SECURITIES

    Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    On November 10, 2000, we made the interest payment due on October 15, 2000 on our outstanding 10 1/8% senior subordinated notes due 2005, including interest that had accrued on the interest payment from October 15, 2000. Our principal stockholder loaned us the funds for the interest payment. The loan, in the principal amount of $4.7 million, bears interest at the same rate as loans under our existing credit agreement and may be repaid once outstanding debt under the credit agreement has been reduced by $46 million from the amount outstanding at September 14, 2000.

    Effective November 1, 2000, we appointed Paul Brost, formerly our Chief Financial Officer and Treasurer, as Chief Administrative Officer. Jerome David, formerly Vice President, Operations Finance, has been appointed Chief Financial Officer and Treasurer. James Storie, formerly Vice President, Operations, has been appointed Chief Operating Officer. In addition, Messrs. Brost, David and Storie will all remain Vice Presidents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS
       Exhibit 27. Financial data Schedule

    (b) REPORTS ON FORM 8-K

    We have not filed any Report on Form 8-K during this reporting period.

\

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

                                                                COMPASS AEROSPACE CORPORATION
                                                                        (REGISTRANT)

                                                       By:             /s/ JEROME C. DAVID
                                                            -----------------------------------------
                                                                         Jerome C. David
                                                              SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                                      OFFICER AND TREASURER

Date: November 14, 2000