Form 10-K
period 2000-12-31
COMPASS AEROSPACE CORP
filed 2001-04-02
CIK 1081008

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         -------------------------------

                                    FORM 10-K


                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

                       Commission File Number 333-75643-01

                         -------------------------------

                          COMPASS AEROSPACE CORPORATION
             (exact name of registrant as specified in its charter)


                DELAWARE                                      95-4659126
       (State or other jurisdiction                         (I.R.S. Employee
     of incorporation or organization)                    Identification Number)

              2344 SOUTH PULLMAN, SANTA ANA, CALIFORNIA 92705-5507
               (Address of principal executive offices) (Zip Code)

                                 (949) 622-0700
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes( ) No(X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At March 20, 2001, there were 34,909,335 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

     All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors such as fluctuations in supply, demand and prices of steel and aluminum products, changes in the industries that purchase metal products from us, such as aerospace, and changes in the general economy. Changes in such factors could cause actual results to differ materially from those contemplated in such forward-looking statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

     Compass Aerospace Corporation was founded in October 1997 to become a major supplier of precision machined individual metal parts and of higher value-added sub-assemblies, manufacturing kits and structural components used by aerospace manufacturers in structural frames and other metal aircraft components. We intend to capitalize on the trends among aircraft manufacturers which seek to increase outsourcing, concentrate supplier relationships and encourage suppliers of individual parts to manage the supply chain and produce more value-added sub-assemblies, manufacturing kits and structural components.

     In March 2001, we sold Trim Engineering Limited and its subsidiaries which we acquired in July 1999. Trim and its subsidiaries consist of six locations in the United Kingdom with multiple buildings and manufacturing factories at each location. Net sale proceeds of approximately $44.0 million have been used to reduce senior secured debt. Currently, all of our manufacturing facilities are located in the United States.

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

     We produce original equipment parts, sub-assemblies, manufacturing kits and structural components for:

     o all of the commercial jet models (717, 737, 747, 757, 767 and 777) produced by The Boeing Company

     o Airbus Industrie single-aisle (A319, A320 and A321) and twin-aisle (A300, A310, A330 and A340) models

     o Bombardier (Canadair Regional Jet(R), Canadair Global Express, Lear and Dash-8 models)

     o   Embrear Aircraft Corporation (ERJ-145)

     o several United States military programs and various other commercial aircraft manufacturers

     Our principal manufacturing facilities are as follows:


MANUFACTURING FACILITIES       LOCATION           MANUFACTURING              MAJOR CUSTOMERS(1)
                                                  CAPABILITIES/SPECIALTIES
Aeromil                        Santa Ana, CA      Medium-sized machined      Boeing, Korean Airlines,
                                                  parts                      Hughes Aircraft, Raytheon
Western Methods                Gardena, CA        Small to medium-sized      Boeing, Northrop, Lockheed,
                                                  machined parts             NASA-JPL
Brittain Machine               Wichita, KS        Small to large-sized       Boeing, Raytheon, Hughes
                                                  machined parts,            Aircraft, Cessna, Shorts
                                                  fabrication and tooling    Brothers
Wichita Manufacturing          Cerritos, CA       Small to medium-sized      Boeing, Northrop, B.F.
                                                  machined parts             Goodrich
Barnes Machine                 Shelton, WA        Small to medium-sized      Boeing, Northrop, B.F.
                                                  machined parts             Goodrich, Messier Dowty,
                                                                             Kawasaki
Sea-Lect                       Kent, WA           Sheet metal and            Boeing, Japan Airlines, B.F.
                                                  extruded/machined parts,   Goodrich, Aerostructures,
                                                  assembly including         Lucas Aerospace, Mitsubishi,
                                                  bonding/ riveting, tool    Kawasaki, Hawker
                                                  and die making
Pacific Hills                  Valencia, CA       Shim stock, laminated      Boeing, Rohr
                               Kent, WA           shims, stampings, flat
                                                  patterns

(1) Our major customers include Aerostructures, Boeing, Northrop Grumman Corporation, Korean Airlines Co., Ltd., Hughes Aircraft Company, Raytheon Aircraft Company, Lockheed Martin Corporation, National Air Space Administration-Jet Propulsion Laboratory, Cessna Aircraft Co., Japan Airlines Co., Ltd., B.F. Goodrich Aerospace, a division of The B.F. Goodrich Company, Lucas Aerospace, a division of LucasVarity plc, Mitsubishi Heavy Industries Ltd., Kawasaki Heavy Industries, Ltd., Hawker de Havilland Inc., Shorts Brothers PLC, and Rohr, Inc., a subsidiary of B.F. Goodrich.

OPERATIONS

     Our existing manufacturing capabilities are principally centered around the precision machining of aluminum, titanium and steel and the production of sheet metal details, as well as the production of sub-assemblies, manufacturing kits and structural components. In addition, we engage in fabrication, metal bonding, metal treatment and minor assembly.

     We have a large portfolio of complex machinery which cut, fold, form and drill metals and other materials used during our manufacturing processes, including: sheet metal forming equipment, high-speed and conventional computer numerically-controlled horizontal and vertical machining centers and three-spindle five-axis gantry mills, computer-numerically-controlled long-bed machining and milling centers, conventional and gap lathes, stretch presses, bladder presses, and brakes and shears. These machines provide broad, flexible manufacturing capabilities. We maintain in-house engineering departments at each manufacturing facility to create machine control programs from digital parts specifications received directly from the aircraft manufacturers.

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

PRODUCTS

     We manufacture parts for all of the Boeing and Airbus commercial aircraft models, as well as for a variety of aircraft from other commercial aircraft manufacturers and several U.S. military aircraft and other programs. Our products range in size from large ribs used in wings and vertical stabilizers to engine mounts, door stops and shims and range in value from less than $50 to more than $75,000. We primarily manufacture original equipment parts from various metals such as aluminum, titanium and steel which are used in the structural elements of aircraft.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     We use a variety of metals in our manufacturing processes, including aluminum, titanium and steel. We generally acquire these metals from third party suppliers. The availability and prices of these materials may fluctuate. Any delay in our ability to obtain necessary raw materials may affect our ability to meet our customer's needs. In some instances, customers may supply us with the metals we will use in manufacturing parts under a specific purchase order. Boeing may also require us to acquire metals from third party suppliers that Boeing identifies. If Boeing requires us to acquire metals from third party suppliers, Boeing has agreed to reimburse us for the actual cost of those metals.

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

     Our manufacturing facilities have imposed quality control criteria on their manufacturing processes and all of our facilities have received Boeing's D1-9000 certification. Boeing's D1-9000 certification is site specific and certifies that a facility meets a number of specific customer satisfaction requirements, including manufacturing parts that comply with specifications and delivering parts on time and at cost. Furthermore, all but one of our facilities located in the United States have received Boeing's D1-9000-A certification, which allows the facilities to produce more critical parts. Four of our facilities have received ISO 9002 certification, which indicates that the facilities have met quality standards set by an international bureau of quality standards.

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

BACKLOG

     We operate under a series of long term contracts with the major aircraft manufacturers which generally cover a two to five-year period for various part numbers. Each long term contract includes customer estimates of the number of parts the customer will require over the term of the contract and defines the responsibilities of the parties, pricing formulas and product specifications for specific parts covered by the contract. The customer generally issues purchase orders for selected parts six to twelve months prior to the required shipping date under the pricing terms and conditions agreed upon in the contract. Most of our shipments are made pursuant to purchase orders. The long term contracts and purchase orders are often terminable at will by the customer with respect to uncompleted portions of the contract or purchase order. Our backlog consists of unfilled purchase orders and therefore is represented largely by contracts and orders that may be canceled by customers. At December 31, 2000, we had a total revenue backlog in our continuing operations of approximately $119.0 million, of which approximately $110.5 million is deliverable in 2001.

CUSTOMERS

     Our principal customer is Boeing, which directly accounted for approximately 50.0% of our consolidated revenues for the year ended December 31, 2000 and indirectly accounted for approximately 14.0% of our consolidated revenues for the year ended December 31, 2000. We supply parts to a number of major Boeing divisions, including Boeing-Wichita, Boeing-Seattle, Boeing-Auburn, Boeing-Portland and Douglas Products, which typically make independent purchasing decisions.

     Our other customers include Airbus, Northrop, Lockheed, Raytheon, Cessna, Learjet, NASA-JPL, Rockwell International Corporation, General Dynamics Corporation, Bombardier, Inc. Canadair, Shorts Brothers PLC and Embrear Aircraft Corporation, some of which are also Boeing suppliers.

SALES AND MARKETING

     Our products are sold directly to aircraft manufacturers such as Boeing, Lockheed and Raytheon, which perform final assembly of aircraft, and to large aerospace subcontractors through both direct sales efforts and independent sales representatives. The aircraft manufacturers and subcontractors purchase products from qualified subcontractors under rigorous ongoing certification programs such as Boeing's D1-9000 certification.

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

GOVERNMENT REGULATION

     The aviation industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar agencies. The FAA regulates commercial flight operations in the United States and requires that aircraft components meet stringent standards. FAA regulations provide that aircraft manufacturers must operate under one or more of several different FAA authorizations. Manufacturers holding FAA production approvals are known as production approval holders and may engage a supplier to manufacture all or a portion of an authorized part. If the supplier manufactures complete parts, the production approval holder must ensure that the parts are fabricated and inspected under the production approval holder's FAA-approved quality control system. We must satisfy the requirements of our customers that are subject to FAA regulations and provide these customers with products and services that comply with the government regulations. If material authorizations or approvals held by our customers were revoked or suspended, our operations could be adversely affected.

     An initial parts manufacturer approval is, in general, an approval of a manufacturing or modification facility's production quality control system. A supplemental parts manufacturer approval authorizes the manufacture of a particular part in accordance with the requirements of the corresponding FAA production certificate. We have received parts manufacturer approval for some parts produced at one of our manufacturing facilities. Our FAA approvals are owned, and may only be used, by the manufacturing facility obtaining such approval. We do not believe a parts manufacturer approval is necessary to operate our business as it is currently being conducted.

     Our manufacturing operations are subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

     We are subject to federal, state, local and foreign laws, regulations and ordinances that:

     o govern activities or operations that may have adverse environmental effects, such as discharges to air and water

     o establish handling and disposal practices for solid and hazardous wastes

     o impose liability for the clean-up costs of, and some of the damages resulting from, past spills, disposal or other releases of hazardous substances

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

     We have acquired and may acquire, pre-existing businesses that have historical and ongoing operations. We have and will have limited information about past activities of those companies and operations on our properties. We are aware that governmental authorities are currently investigating groundwater contamination at one of our leased properties, and we have been asked to conduct additional investigations. At this time, we cannot determine what cleanup activities, if any, will be required. Soil and groundwater contamination may also exist on our other properties, or formerly owned properties, as a result of current or former operations on our properties or former properties, or operations on other properties. Based in part on indemnities obtained in connection with our past acquisitions, insurance and other contractual provisions, we believe, although there can be no assurance, that such matters will not have a material adverse effect on our business, financial condition or results of operations.

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

EMPLOYEES

     We had 691 employees at March 20, 2001 in three states and had no collective bargaining agreements. We have not experienced any strikes or general work stoppages at any of our facilities, and we believe that our relations with our employees are excellent.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     In 2000, we operated a group of companies located in the United Kingdom. We acquired Trim and its subsidiaries in July 1999. The revenues from Trim for the year ended December 31, 2000 were $47.4 million. Revenues for the year ended December 31, 2000 at our United States operations from foreign customers were not material. We completed the sale of Trim and its subsidiaries in March 2001. Our financial results after March 2001 will not include Trim and its subsidiaries.

SALES BY GEOGRAPHICAL AREA ($ IN MILLIONS)


                  YEAR     US         UK       OTHER      TOTAL
                  ----  --------   --------   --------   --------
                  1998     88.2       0.3        8.0        96.5
                  1999    107.1      17.9       14.4       139.4
                  2000    108.6      44.3        2.0       154.9

AVAILABLE INFORMATION

     You may read and copy our materials filed with the SEC at the SEC's public reference facilities at Room 1024, 450 Fifth Street, N.W., Judiciary Plaza, Washington, DC 20549 and at the SEC's regional offices located at 7 World Trade Center, 13th Floor, New York, New York 10048 and Suite 1400, Citicorp Center, 14th Floor, 500 West Madison Street, Chicago, Illinois 60661. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, you may look for information about us online at the SEC website, http://www.sec.gov.

REPORTS TO SECURITY HOLDERS

     Pursuant to the terms of our indentures, we are required to provide annual and quarterly reports to our security holders. The annual reports will contain financial information that has been audited by an independent public accountant. The quarterly financial information will have been reviewed but not audited by an independent public accountant.

ITEM 2. PROPERTIES

     At March 20, 2001, we maintained our corporate headquarters and operated at the manufacturing facilities listed below, comprising an aggregate of approximately 450,000 square feet of space. The following table describes the principal manufacturing facilities and indicates the location, function, approximate size and ownership status of each location. We believe that our facilities are suitable for their present intended purposes and adequate for our present and anticipated level of operations.


                                                         APPROXIMATE
                                                        FACILITY SIZE
LOCATION               PRODUCTS AND FUNCTION         (SQ. FEET)      OWNERSHIP
- --------              ----------------------        -------------   --------------
Santa Ana, CA         Headquarters, Manufacturing       65,000         Leased (1)
Gardena, CA           Manufacturing                     20,500           Leased
Wichita, KS           Manufacturing                    153,000            Owned
Cerritos, CA          Manufacturing                     42,500           Leased
Shelton, WA           Manufacturing                     50,000            Owned
Kent, WA              Manufacturing                     77,180           Leased
Valencia, CA          Manufacturing                     31,280           Leased
Kent, WA              Manufacturing                     10,450           Leased

(1) We lease our Santa Ana facility from a former Aeromil affiliate at a fair market rent.

ITEM 3. LEGAL MATTERS

     On June 22, 2000, we entered into a settlement agreement with Alinabal Holdings Corporation and its principal stockholders to settle our lawsuit against Alinabal and its principal stockholders. We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Compass' stockholders approved an amendment to our certificate of incorporation increasing the number of authorized shares of common stock to 100,000,000 shares. The stockholders approved the amendment pursuant to a written consent for which the required majority approval was obtained on November 2, 2000. Thirty million two hundred thirty-five thousand eight hundred forty-two shares voted for the amendment, and 4,673,493 shares did not vote. The amendment to our certificate of incorporation was filed with the Secretary of State of the State of Delaware on November 8, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is currently no public trading market for our stock.

HOLDERS

     At March 20, 2001, we had 21 shareholders.

DIVIDENDS

     We have declared no dividends on any of our securities. Our credit agreement and our indentures all contain provisions restricting our ability to pay dividends.

UNREGISTERED SECURITIES

     In the year ended December 31, 2000, we issued the following securities that were not registered under the Securities Act:

     Pursuant to our 1998 Stock Incentive Plan, we granted options to purchase a total of 320,000 shares of common stock at an exercise price of $1.47 per share.

     In November 2000, we issued a warrant to purchase 34,909,335 shares of our common stock at an exercise price of $0.01 per share. We issued the warrant to our principal stockholder, Compass Holdings, LLC, in connection with a secured loan of approximately $4.8 million issued in our favor by Compass Holdings.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data are derived from our consolidated financial statements and those of our predecessor, Brittain Machine. Our consolidated financial statements as of December 31, 1997, and for the period October 21, 1997 (date of incorporation) through December 31, 1997 have been audited by Ernst & Young LLP, independent auditors. The consolidated financial statements of Brittain Machine as of and for the period from July 1, 1997 through April 21, 1998 have been audited by other independent auditors. Our consolidated financial statements as of December 31, 1998, 1999 and 2000, and for the years then ended have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this report.

     The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations" and the financial statements and related notes thereto included elsewhere in this report.


                                                                               COMPASS FOR
                                                                               THE 36 DAYS   BRITTAIN MACHINE FOR
                                                                                  ENDED         THE PERIOD FROM
                                   COMPASS FOR THE YEAR ENDED DECEMBER 31,     DECEMBER 31,  JULY 1, 1997 THROUGH
                                     2000           1999              1998         1997        APRIL 21, 1998(1)
                                     ----           ----              ----         ----        --------------
                                                              (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Revenues..................       $  154,937     $   139,437       $  96,547      $  3,057        $   49,682
Cost of sales.............          143,304         101,071          70,410         2,386            34,640
Gross profit..............           11,633          38,366          26,137           671            15,042
Selling, general and
  administrative
  expenses................           28,729          24,606          14,537           404             6,798
Operating (loss) income...          (17,096)         13,760          11,600           267             8,244
Interest expense, net.....           22,172          21,562           8,493           166               386
Gain (loss) on extinguishing
  debt....................           26,790          (2,476)           (670)            -                 -
Other expense (income)....            5,536               -               -           (16)              (20)
(Loss) income before
  income taxes and
  extraordinary gain......          (18,014)        (10,242)          2,437           117             7,878
Income tax (benefit)
  expense.................           (4,891)           (542)          1,522            43             2,901
Net (loss) income.........       $  (13,123)    $    (9,700)      $     915      $     74        $    4,977

OTHER DATA:
Net cash (used in)
provided by:
  operating activities....       $  (10,638)    $     7,976       $  (6,677)     $    269        $    7,978
  investing activities....           15,813         (52,962)       (172,117)      (23,456)           (3,535)
  financing activities....           (6,390)         45,438         186,222        23,630            (3,215)
Net (decrease) increase
  in cash.................       $   (2,980)    $       452       $   7,428      $    443        $    1,228
EBITDA(2).................       $      782     $    31,741       $  20,550      $    486        $    9,755
EBITDA margin.............             0.1%            22.8%           21.3%          15.9%             19.6%
Depreciation and amortization    $   22,919     $    19,876       $   8,440      $    219        $    1,511
Capital expenditures......            1,561           3,636           5,701            25             3,559

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.       $    5,343     $     8,323       $   7,871      $    443        $    1,683
Total assets..............          244,501         301,431         255,505        33,789        $   32,776
Long-term obligations
  (including current portion)
  (3).....................          175,518         232,698         196,968        20,585        $    3,775
Stockholders'
  equity (4)..............           24,537          35,225          29,955         9,074            20,243

- -----------

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

(4) The purchase price for each company we acquired in 1998 and 1999 was as follows:

  o Brittain Machine--$46.9 million

  o Wichita Manufacturing--$8.0 million

  o Barnes Machine--$15.0 million

  o Sea-Lect, including J&J Leasing, Inc., acquired as a subsidiary of Sea-Lect and merged into Sea-Lect in March 1999--$12.2 million

  o Pacific Hills--$73.7 million

  o Modern, including Modern Holdings, Inc. and Modern Manufacturing, Inc., a Washington corporation, acquired as subsidiaries of Modern and merged into Modern in January 1999--$23.1 million

  o Trim and its subsidiaries, which we sold in March 2001--$50.7 million

     The purchase price for each of our subsidiaries was allocated as follows:


                               BARNES       BRITTAIN      WICHITA
                               -------      ---------     --------
                               MACHINE       MACHINE    MANUFACTURING   SEA-LECT    PACIFIC HILLS    MODERN         TRIM
                               -------       -------    --------------  --------    -------------    ------         ----
Assets
Current Assets:
Cash and cash equivalents      $    687     $     971      $    631     $       -     $       -    $   1,590      $      -
Accounts receivable               2,035         7,093         1,732         2,246         2,258        1,294        11,028
Inventories                       1,584         7,043         1,803         2,584         2,662        6,632         6,499
Prepaid expenses and other
  current assets                     13            36            25             -            34          358             -

Total current assets              4,319        15,143         4,191         4,830         4,954        9,874        17,527
Property and equipment, net       6,712        19,329         4,488         4,587         1,584        6,782        19,079
Other Assets                        133           637             -             -             -            -             -
Goodwill                          6,768        19,258         2,359         4,155        67,920        8,664        26,670

Total assets                   $ 17,932     $  54,367      $ 11,038     $  13,572     $  74,458    $  25,320      $ 63,276

Liabilities and
  stockholders' equity
Current liabilities:
Accounts payable               $  1,162     $   1,191      $  1,596     $   1,169     $     510    $     892      $ 10,604
Accrued expenses                    242         1,917           272           240           276          296             -
Income taxes payable                489          (644)          222             -             -            -             -
Current portion of long
  term debt                           -            55             -             -             -            -             -

Total current liabilities         1,893         2,519         2,090         1,409           786        1,188        10,604
Deferred tax liability            1,050         4,282           976             -             -        1,037         1,754
Other debt, less current
  portion                             -           645             -             -             -            -             -
Stockholders' equity:

Paid-in-capital                  14,989        46,921         7,972        12,163        73,672       23,095        50,678

Total stockholders' equity       14,989        46,921         7,972        12,163        73,672       23,095        50,678
                               --------     ---------      --------     ---------     ---------    ---------      --------

Total liabilities and
  stockholders' equity         $ 17,932     $  54,367      $ 11,038     $  13,572     $  74,458    $  25,320      $ 63,276

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

     Our financial results for the year ended December 31, 2000 include the operations of Trim and its subsidiaries. We completed the sale of Trim in March 2001 and our future results after that date will no longer include Trim or its subsidiaries.

COMPASS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

     REVENUES. Revenues increased $15.5 million to $154.9 million for the year ended December 31, 2000 from $139.4 million for the year ended December 31, 1999. The increase in revenues was due to the acquisition of Trim in the third quarter of 1999. Revenues from Trim increased $28.9 million to $47.4 million for the year ended December 31, 2000 from $18.5 million for the year ended December 31, 1999. Revenues from our domestic operations decreased by $17.4 million to $108.6 million for the year ended December 31, 2000 from $126.0 million for the year ended December 31, 1999. The decline in revenues was due to reduction in production rates of certain Boeing commercial airplane programs, as well as market pressure to reduce prices.

     COST OF SALES. Cost of sales increased $42.2 million to $143.3 million for the year ended December 31, 2000 from $101.1 million for the year ended December 31, 1999. Cost of sales as a percentage of revenues increased to 92.5% for the year ended December 31, 2000 from 72.5% for the year ended December 31, 1999. The increase in costs of sales of $42.2 million was due primarily to twelve month results from Trim in 2000 compared to six months in 1999 and initially higher production costs for new contracts and market pressure to reduce prices. In January 2000, we incurred costs in connection with a long-term agreement we entered into with our major customer. The carrying value associated with this agreement is amortized at the rate of $0.5 million per quarter. Further, we amortized an additional $1.8 million of such costs in the second quarter of 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.1 million to $28.7 million for the year ended December 31, 2000 from $24.6 million for the year ended December 31, 1999. Selling, general and administrative expenses as a percentage of revenues increased to 18.5% for the year ended December 31, 2000 from 17.6% for the year ended December 31, 1999. This increase in selling, general and administrative expenses was primarily attributable to higher legal, consulting, employee search and relocation fees throughout 2000, compared to 1999.

     OPERATING (LOSS) INCOME. Operating income decreased $30.9 million to a loss of $17.1 million for the year ended December 31, 2000 from income of $13.8 million for the year ended December 31, 1999. Operating income as a percentage of revenues decreased to a loss of 11.0% for the year ended December 31, 2000 from 9.9% for the year ended December 31, 1999. The decrease was mainly the result of costs incurred in connection with a long term agreement we entered into with our major customer initially higher production costs for new contracts, market pressure to reduce prices, and higher legal, consulting, employee search and relocation fees.

     INTEREST EXPENSE. Interest expense increased $0.7 million to $22.2 million for the year ended December 31, 2000 from $21.5 million for the year ended December 31, 1999. The increase in interest expense is due to higher interest rates on our borrowings and twelve months interest on the additional debt we incurred in July 1999 in connection with our acquisition of Trim. This increase is offset by the reduction in debt with the proceeds from the settlement of our lawsuit against Alinabal and its principal stockholders in June 2000 and the sale of our facility in Renton, Washington in October 2000.

     NET LOSS. Net loss increased $3.4 million to a net loss of $13.1 million for the year ended December 31, 2000 from net loss of $9.7 million for the year ended December 31, 1999. The increase in net loss was primarily attributable to an increase cost of sales, an increase in selling, general and administrative expenses and an increase in interest expense.

     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities decreased $18.6 million to net cash used in operating activities of $10.6 million for the year ended December 31, 2000 from net cash provided by operating activities of $8.0 million for the year ended December 31, 1999. The decrease in net cash provided by operating activities during the year ended December 31, 2000 was primarily attributable to high cost of sales, an increase in selling, general and administrative expenses and an increase in interest expense as mentioned above.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. Net cash provided by investing activities of $15.8 million for the year ended December 31, 2000 was related to the settlement of our lawsuit against Alinbal and its principal stockholders, the release of funds from escrow related to one of the acquisitions we completed in 1998, and the sale of our facility in Renton, Washington in October 2000, partly offset by net cash used in investing activities for the purchase of property, plant and equipment. Net cash used in investing activities related to the purchase of property, plant and equipment was $1.6 million for the year ended December 31, 2000 and $3.6 million for the year ended December 31, 1999.

     NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities decreased $51.8 million to net cash used by financing activities of $6.4 million for the year ended December 31, 2000 as compared to net cash provided by financing activities of $45.4 million for the year ended December 31, 1999. The decrease in net cash provided by financing activities for the year ended December 31, 2000 was primarily attributable to our reduced borrowing in 2000 compared to the year ended December 31, 1999.

     EBITDA. EBITDA decreased $30.9 million to $0.8 million for the year ended December 31, 2000 from $31.7 million for the year ended December 31, 1999. EBITDA as a percentage of revenues decreased to 0.1% for the year ended December 31, 2000 from 22.8% for the year ended December 31, 1999. The decrease in EBITDA was primarily attributable to higher cost of sales and an increase in selling, general and administrative expenses.

COMPASS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

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

     INTEREST EXPENSE. Interest expense increased $13.0 million to $21.5 million for the year ended December 31, 1999 from $8.5 million for the year ended December 31, 1998. Approximately $3.5 million of the increase in interest expense is attributable to our issuance of the Series A notes in April 1998, $6.7 million of the increase is attributable to increased bank borrowings by us in November 1998, $1.8 million of the increase is attributable to our issuance of the Series C notes, the seller variable rate note due 2002 and increased bank borrowings in July 1999, and $0.2 million is attributable to interest on operating leases. Interest expense attributable to our issuance of the Series A notes in April 1998 decreased in 2000 when we ceased paying increased interest on the Series A notes as a form of liquidated damages after the registration became effective. As of December 31, 1999 increased interest on the Series A notes as a form of liquidated damages totaled $0.7 million.

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

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. Net cash provided by operating activities increased $14.7 million to $8.1 million for the year ended December 31, 1999 from usage of $6.7 million for the year ended December 31, 1998. The increase in net cash provided by operating activities during the year ended December 31, 1999 was primarily attributable to an $11.4 million increase in depreciation and amortization expense and an increase in changes in operating assets and liabilities of $3.3 million, partly offset by a reduction in net income of $11.5 million and a reduction in the change in other assets and liabilities of $3.8 million during the year ended December 31, 1999 compared to the year ended December 31, 1998.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was related to the purchase of property, plant and equipment and was $3.6 million for the year ended December 31, 1999 and $5.7 million for the year ended December 31, 1998.

     NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $45.4 million for the year ended December 31, 1999 as compared to net cash provided by financing activities of $186.2 million for the year ended December 31, 1998. The decrease in net cash provided by financing activities for the year ended December 31, 1999 was primarily attributable to the issuance of the Series A notes during the year ended December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of liquidity have been borrowings, proceeds from the sale of stock and, to a lesser extent, cash flows from operating activities. At December 31, 2000, we had cash of approximately $5.3 million and total debt, including the current portion of long term debt, of approximately $175.5 million. We are not currently able to borrow under our credit agreement.

     On April 21, 1998, we completed the private offering of $110.0 million of Series A notes. After fees and expenses of $3.3 million, the net cash proceeds of $106.7 million from the issuance and sale of the Series A notes were used to finance acquisitions and for general corporate purposes. The net proceeds from the issuance and sale of the Series A notes were also used to repay existing bank debt which had been used to finance our acquisition of Western Methods and Aeromil and which was to mature on November 25, 2000 and bore interest at a blended rate of approximately prime plus 83 basis points. In April and May 1998, we also issued additional shares of common stock for approximately $13.5 million in cash. We completed the exchange of Series A notes for Series B notes on January 4, 2000. In July 2000, we received $36.0 million in Series B notes as part of our settlement of our lawsuit against Alinabal Holdings Corporation and its principal stockholders.

     On July 30, 1999, we completed the private offering of $19.0 million of Series C notes. After the original issue discount of $2.8 million, the net cash proceeds of $16.2 million were used to partly finance our acquisition of Trim and its subsidiaries. We also issued additional shares of common stock in July 1999 for $15.0 million in cash. We completed the exchange of Series C notes for Series D notes on January 4, 2000.

     The Series B notes call for semi-annual interest payments on April 15 and October 15 of each year, beginning October 15, 1998. The Series D notes call for semi-annual interest payments on April 15 and October 15 of each year, beginning October 15, 1999. The Series B and Series D notes are guaranteed by all of our current subsidiaries, are subordinate to borrowings under the credit agreement and require us to meet specific financial ratios, and satisfy other financial condition tests prior to incurring additional debt or making some payments. The terms of the notes and the credit agreement include restrictive covenants that restrict our ability to pay dividends, sell some assets and incur additional indebtedness. Our ability to pay principal and interest on our indebtedness, including the notes, will depend upon the future operating performance of our subsidiaries and will require a substantial portion of our cash flow from operations. At present, internally generated funds will not be sufficient to make the interest payment of approximately $4.7 million due April 15, 2001 on the Series B and Series D notes. The indentures provide that a failure to pay interest does not become an event of default until 30 days after the interest payment date. We are exploring alternatives with our creditors, stockholders and others to generate funds to make such payment, but we cannot assure you our efforts will be successful.

     We entered into a credit agreement dated November 20, 1998, as amended and restated on February 11, 1999, and as amended further on June 7, 1999, July 30, 1999, March 30, 2000, August 30, 2000 and September 29, 2000, with BankBoston, N.A. as Agent, NationsBank, N.A. as Co-Agent, the lenders named therein, including BankBoston as a lender, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent and BancBoston Robertson Stephens Inc., an affiliate of BankBoston, as arranger. Our obligations under the credit agreement are guaranteed on a senior basis by our direct and indirect subsidiaries and secured by a security interest in substantially all of our assets and those of our subsidiaries. The credit agreement contains customary conditions to borrowing and contains customary restrictions and covenants.

     At December 31, 1999, we failed to meet certain of the financial covenants of our credit agreement. The amendments to the credit agreement that we and our lenders completed in March 2000, August 2000 and September 2000 waived compliance with the financial covenants, reset some of the financial covenants, added additional covenants, strengthened the lenders' security interests and imposed additional credit facility fees, among other things. In the August 2000 amendment we agreed to develop a plan involving the sale of some of our assets to repay all of the outstanding amounts under our credit agreement. The September 2000 amendment deferred scheduled principal payments through December 29, 2000 and required us to pay all of our obligations under the credit agreement not later than January 31, 2001. The waiver of our failure to comply with the financial covenants in our credit agreement expired December 29, 2000. We have not paid our obligations in full and we are not currently in compliance with the terms of our credit agreement. The agent for our lenders under our credit agreement has sent a letter to us reserving its rights. To date, the agent has not sought to exercise any remedies under the credit agreement.

     Notwithstanding the expiration of the waiver for failure to comply with the financial covenants on December 29, 2000, we have been negotiating with our lenders to determine the terms of a further amendment. While we believe that our best interests, and those of our lenders, would be served through an amendment to our credit agreement, we cannot assure you that such an amendment will ultimately be consummated, or that in the event we do obtain an amendment, that we will be able to maintain compliance with its terms. In the meantime, we have been aggressively exploring various strategic options, including the sale of assets and refinancing, and we have been taking steps to conserve and manage our cash flow. However, we cannot assure you that these actions will be successful.

     In March 2001, we entered into an agreement with our lenders under the credit agreement regarding the disbursement of the proceeds from our sale of Trim and its subsidiaries. Under the terms of the agreement, which generally followed the terms outlined in the September 2000 amendment to our credit agreement, net proceeds of approximately $44.0 million from the sale of Trim was used to reduce our senior secured debt, of which approximately $42.4 million was used to reduce indebtedness under our credit agreement.

     The credit agreement consists of a revolving credit facility, two term loans, referred to as Term Loan A and Term Loan B, and an acquisition line. Amounts outstanding under Term Loan A and the revolving credit facility bear interest at the higher of the agent bank's base rate or one-half percent above prime, plus 2.0%. Amounts outstanding under Term Loan B bear interest at the higher of the agent bank's base rate or one-half percent above prime, plus 2.5%. We have no availability to borrow under the terms of our credit agreement, as amended. Since September 12, 2000 we have reduced the principal amount of our obligations under the credit agreement by approximately $46.0 million. Our outstanding obligations under the credit agreement are approximately $42.7 million.

     On November 10, 2000, we made the interest payment due on October 15, 2000 on our outstanding 10 1/8% senior subordinated notes due 2005, including interest that had accrued on the interest payment from October 15, 2000. Our principal stockholder loaned us the funds for the interest payment. The loan, in the principal amount of $4.7 million, bears interest at the same rate as loans under our existing credit agreement and is secured by a mortgage on real property owned by Brittain Machine. The loan may be repaid once our outstanding indebtedness under the credit agreement has been reduced by $46 million from the amount outstanding at September 12, 2000. We used approximately $1.3 million of the proceeds from the sale of Trim and its subsidiaries in March 2001 to pay part of this loan.

     Upon the sale of Trim, a variable rate loan note in the amount of L1.6 million, or approximately $2.3 million, became due and was paid out of the net proceeds from the sale of Trim.

     Operating activities used $10.6 million of cash during the year ended December 31, 2000. Net cash provided by investing activities during the year ended December 31, 2000 was $15.8 million, including net cash used in investing activities of $2.2 million during the year ended December 31, 2000 related to purchases of property and equipment. Net cash used in financing activities during the year ended December 31, 2000 was $6.4 million.

     The principal use of cash during the year ended December 31, 2000 was to repay indebtedness incurred to finance the acquisitions we completed in 1997, 1998 and 1999.

     Capital expenditures during the year ended December 31, 2000 were approximately $2.2 million for machinery and miscellaneous equipment. Capital expenditures for the year ended December 31, 1999 were approximately $5.5 million. The capital expenditures were primarily for high-speed manufacturing equipment. We believe that funds generated from operations will be sufficient to finance our current operations and planned capital expenditure requirements for the next 12 months. However, it is unlikely that funds generated from our operations will be sufficient to pay both our obligations under our credit agreement and our interest payments on our Series B and Series D notes.

INDUSTRY TRENDS

     We have experienced a decrease in the value and number of orders from Boeing for delivery in 2000 as compared to 1999. We believe the reduction is due to changes in Boeing's purchasing practices implemented as part of Boeing's strategy to reduce inventories and increase its use of just-in-time manufacturing techniques. Boeing's stated goal is to increase its annual inventory turn rate, which is currently approximately two times, to an annual inventory turn rate of four times. Boeing is forecasting delivery of approximately 530 commercial aircraft in 2001. Boeing orders could continue to decline and we cannot assure you that Boeing orders will increase or return to prior levels in 2001. In addition, our results of operations in 2001 probably will not exceed our 2000 results.

INFLATION

     We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 1998, 1999 and 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") was issued, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We do not expect the impact of SFAS No. 133 to have a material effect on our financial reporting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. We are also exposed to changes in interest rates primarily from our long term debt issued at a fixed rate. Under our current policies we do not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point decrease in interest rates along the entire interest rate yield curve would adversely affect the net fair value of all interest sensitive financial instruments by $1.0 million for the year ended December 31, 2000. Based on the current holdings of debt, we do not believe our exposure to interest rate risk is material. Fixed rate debt obligations currently issued by us are callable prior to maturity under some circumstances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

COMPASS AEROSPACE CORPORATION
For the years ended December 31, 2000, 1999 and 1998
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

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors
Compass Aerospace Corporation

     We have audited the accompanying consolidated balance sheets of Compass Aerospace Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Aerospace Corporation and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's cash flows from operations may not be sufficient to meet debt obligations under existing agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP
Long Beach, California
March 26, 2001

                          COMPASS AEROSPACE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  DECEMBER 31
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  5,343   $  8,323
  Accounts receivable less allowance for doubtful accounts
  of $1,093 in 2000 and $1,040 in 1999......................    17,332     23,136
  Inventories...............................................    31,775     36,689
  Deferred income taxes.....................................     3,538      2,519
  Prepaid expenses and other current assets.................     1,953      1,556
                                                              --------   --------
  Total current assets......................................    59,941     72,233
  Property and equipment, net...............................    58,685     73,033
  Costs in excess of net assets acquired, net of accumulated
    amortization of $7,097 in 2000 and $6,950 in 1999.......   111,913    142,028
  Other assets..............................................    13,962     14,137
                                                              --------   --------
  Total assets..............................................  $244,501   $301,431
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,757   $  9,594
  Accrued liabilities.......................................    13,919     13,250
  Income taxes payable......................................        88      1,864
  Current portion of long-term debt and capital leases......    77,087      8,382
  Short term borrowings .................................        9,441         --
                                                               --------   --------
  Total current liabilities.................................   116,292     33,090
  Deferred income taxes.....................................     5,241      8,770
  Long-term debt and capital leases, less current portion...    98,431    224,316
  Commitments and contingencies
  Stockholders' equity:
  Common stock, $.01 par value:
    Authorized shares:
      100,000,000 at December 31, 2000
       56,000,000 at December 31, 1999
    Issued and Outstanding:
      34,909,335 at December 31, 2000
      34,979,711 at December 31, 1999.......................       349        350
  Additional paid-in capital................................    47,813     43,616
  Accumulated other comprehensive loss......................    (1,791)        --
  Accumulated deficit.......................................   (21,834)    (8,711)
                                                               --------   --------
  Total stockholders' equity................................    24,537     35,255
                                                              --------   --------
  Total liabilities and stockholders' equity................  $244,501   $301,431
                                                              ========   ========

                             See accompanying notes.

                          COMPASS AEROSPACE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                   -----------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ---------
Net sales........................................   $154,937    $139,437      $96,547
Cost of sales....................................    143,304     101,071       70,410
                                                    --------     -------       ------
Gross profit.....................................     11,633      38,366       26,137

Selling, general and administrative expenses.....     28,729      24,606       14,537
                                                    --------     -------       ------
Operating (loss) income..........................    (17,096)     13,760       11,600
Interest expense, net............................     22,172      21,526        8,493
Other expense, net...............................      5,536       2,476          670
                                                    --------     -------       ------

(Loss) income before income taxes
  and extraordinary gain.........................    (44,804)    (10,242)       2,437
Income tax (benefit) expense.....................    (17,246)       (542)       1,522
                                                    --------     -------       ------

Net (Loss) income before extraordinary gain.....     (27,558)     (9,700)        915
Extraordinary gain on early extinguishments
  of debt net of income tax.....................      14,435          --           --
                                                    --------     -------       ------

Net (loss) income................................   $(13,123)    $(9,700)      $  915
                                                     =======     =======      =======

                             See accompanying notes.

                          COMPASS AEROSPACE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                         RETAINED   ACCUMULATED
                                        COMMON STOCK        ADDITIONAL   EARNINGS       OTHER          TOTAL
                                   ----------------------    PAID-IN   (ACCUMULATED COMPREHENSIVE  STOCKHOLDERS'
                                     SHARES       AMOUNT     CAPITAL     DEFICIT)       LOSS          EQUITY
                                   -----------   --------   ----------   --------   -------------  ------------
Balance at January 1, 1998.......    9,000,000   $ 90       $ 8,910     $    74              --      $ 9,074
Issuance of stock................      582,376      6           460          --              --          466
Conversion of mezzanine
  debt to stock..................    6,000,000     60         5,940          --              --        6,000
Issuance of stock................    9,193,252     92        13,408          --              --       13,500
Net income.......................           --     --            --         915              --          915
                                   -----------   ----       -------    --------       ---------     --------
Balance at December 31, 1998.....   24,775,629   $248       $28,718     $   989              --      $29,955
Issuance of stock................   10,204,082    102        14,898          --              --       15,000
Issuance of stock................
Net loss.........................           --     --            --      (9,700)             --       (9,700)
                                   -----------   ----       -------    --------       ---------     --------
Balance at December 31, 1999.....   34,979,711   $350       $43,616    $ (8,711)             --      $35,255
Purchase of stock................      (70,376)    (1)         (103)         --              --         (104)
Issuance of warrant..............           --     --         4,300          --              --        4,300
Other comprehensive loss.........           --     --            --          --          (1,791)      (1,791)
Net loss.........................           --     --            --     (13,123)             --      (13,123)
                                   -----------   ----       -------    --------       ---------     --------
Balance at December 31, 2000.....   34,909,335   $349       $47,813    $(21,834)         (1,791)     $24,537
                                   ===========   ====       =======    ========       =========     ========

                             See accompanying notes.

                          COMPASS AEROSPACE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                          YEAR ENDED           YEAR ENDED
                                                          DECEMBER 31,         DECEMBER 31,
                                                    ---------------------------------------
                                                       2000          1999          1998
                                                    -----------   -----------   -----------
OPERATING ACTIVITIES
  Net (loss) income...............................    $(13,123)    $  (9,700)    $    915
  Adjustments to reconcile net (loss) income to
    net cash (used in) provided by
    operating activities:
  Depreciation....................................      10,796        10,355        5,974
  Amortization of goodwill........................       7,097         6,950        2,466
  Amortization of debt discount loan fees.........       5,026         2,571           --
  Gain from Extinguishment of debt................     (27,022)           --           --
  Fees on extinguished debt.......................       1,800            --           --
  Loss on sales of property & equipment...........         104            37           --
  Stock issued for compensation...................          --            --          466
  Deferred taxes..................................      (4,548)       (1,695)        (317)
  Changes in operating assets and liabilities:
    Accounts receivable...........................       5,804         6,237         (681)
    Inventories...................................       4,914         3,187       (5,253)
    Prepaid expenses and other assets.............      (6,542)       (3,378)     (14,829)
    Accounts payable..............................       6,163        (4,049)       2,432
    Accrued expenses and other liabilities........      (1,107)       (2,539)       2,150
                                                      ---------     ---------     --------
  Net cash (used in) provided by operating
    activities....................................     (10,638)        7,976       (6,677)

INVESTING ACTIVITIES
  Purchase of property and equipment..............      (1,561)       (3,636)      (5,701)
  Proceeds from sale of fixed assets..............       3,566
  Proceeds from settlement of purchase price......      13,808
  Acquired businesses, net of cash acquired.......          --       (49,326)    (166,416)
                                                      ---------     ---------     --------
  Net cash provided by (used in) investing
    activities....................................      15,813       (52,962)    (172,117)

FINANCING ACTIVITIES
  Proceeds from note offering.....................          --        16,150      110,000
  Proceeds from long-term debt....................          --        19,604       81,000
  Proceeds from sale of stock.....................          --        15,000       13,500
  Purchase of stock...............................        (104)           --           --
  Payments on long-term debt and capital leases...     (20,027)       (5,316)     (14,244)
  Proceeds from short term borrowing..............      13,741            --           --
  Net (decrease) increase in line of credit.......          --            --       (4,034)
                                                      ---------     ---------     --------
  Net cash (used in) provided by financing
    activities....................................      (6,390)       45,438      186,222
                                                      ---------     ---------     --------
  Effect of foreign exchange on cash..............      (1,765)           --           --
  Net (decrease) increase in cash and
    cash equivalents..............................      (2,980)          452        7,428
  Cash and cash equivalents at beginning of period       8,323         7,871          443
                                                      ---------     ---------     --------
  Cash and cash equivalents at end of period......    $  5,343      $  8,323      $ 7,871
                                                      =========     =========     ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest........................................    $ 20,094      $ 22,020      $ 6,600
                                                      =========     =========     ========
  Income taxes.....................................   $  1,312      $    385      $ 2,100
                                                      =========     =========     ========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
  Conversion of mezzanine debt to stock............   $     --      $     --      $ 6,000
  Reduction in goodwill from proceeds from
    settlement of purchase price...................   $  9,210      $     --      $    --
  Note payable assumed through acquisition.........   $     --      $  2,594      $    --
  Assets acquired under capital leases.............   $     30      $  2,244      $ 4,672
                                                      =========     =========     ========

                             See accompanying notes.

                          COMPASS AEROSPACE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

BASIS OF PRESENTATION

     At December 31, 2000, the Company failed to meet certain of its covenants under its Senior Credit Agreement. Under the terms of this agreement, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate the Company's outstanding obligations under the Senior Credit Agreement. Without the continued forbearance by the lenders on these outstanding obligations, it is unlikely that the Company's cash flows during 2001 will be sufficient to pay these obligations. In addition, such cash flows may not be sufficient to make scheduled interest payments under the subordinated debt agreement as these obligations come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     The Company and its lenders under the Company's Senior Credit Agreement have agreed that the Company will pursue an asset sale program and seek to secure alternative financing, if necessary, to enable the Company to repay all of its debt obligations under the Senior Credit Agreement. Under the asset sale program, on March 15, 2001, the Company received net proceeds from the sale of a subsidiary based in the United Kingdom of $44.0 million, and used the proceeds to pay down $42.6 million of the outstanding senior debt, leaving an obligation of $42.7 million under the Senior Credit Agreement. While management believes asset sales, alternative financing or other strategic alternatives are available to the Company, there can be no assurance that the Company will be successful in implementing any such actions or that any such actions, if implemented, will enable the Company to meet its obligations.

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

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company recognizes revenue from product sales at the time title passes, which typically is upon delivery to customers. The Company provides its customers the right to return products that are damaged or defective. Provisions are made for estimated returns.

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

CASH AND CASH EQUIVALENTS

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

     Sales to the Boeing Company accounted for 50%, 51% and 72% of total consolidated sales for the year ended December 31, 2000, 1999 and 1998, respectively.

     Trade accounts receivable from the Boeing Company accounted for 21%, 32% and 63% of total consolidated accounts receivable as of December 31, 2000, 1999 and 1998, respectively. Trade accounts receivable from British Aerospace accounted for 29% of total consolidated accounts receivable as of December 31, 1999.

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

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

INVENTORIES

     Inventories consist of raw materials, work-in-process, and finished goods. These materials are stated at the lower of cost - principally the first-in-first-out method - or market. The Company's business is subject to the risk of technological and design changes. The Company provides for obsolete or slow-moving inventory based on management's analysis of inventory levels and future sales forecasts at the end of each accounting period.

     The Company's customer agreements are primarily supply contracts to provide goods from inventory or from homogeneous continuing production over a period of time. The Company performs periodic analyses of firm orders to determine whether a loss will be realized on the orders of a particular customer. When it is determined to be probable that a loss will be realized to fulfill the contracted requirements of an individual customer, provisions are made to accrue for the loss and reduce the recorded value of related inventories to their estimated net realizable value. No such provisions are recorded for customer orders that are projected to be profitable in the aggregate. Such provisions are recorded against inventories in the balance sheets, and totaled $1.5 million at December 31, 2000. No such provisions were recorded at December 31, 1999.

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

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, the Company records losses on long-lived assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If the future undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are adjusted to their fair values.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

     Costs in excess of net assets acquired (or goodwill) is amortized on a straight-line basis over 20 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. In addition, under FASB Statement No. 121, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The impairment loss would be determined by comparing the carrying value to the undiscounted cash flows.

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

     Amortization expense related to goodwill was $7,097,000, $6,950,000 and $2,466,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at the period-end exchange rates, and revenues and expenses are translated at average rates prevailing during the periods presented. Translated adjustments are included in accumulated other comprehensive loss, a separate component of stockholders equity. Transactions gains or losses arising from transactions denominated in a currency other than the functional currency of the entity involved, which have been insignificant, are included in the consolidated statements of operations.

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

COMPREHENSIVE LOSS

     The Company has adopted Statement of Financial Accounting Standards No.130, REPORTING COMPREHENSIVE INCOME, which establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. Comprehensive loss includes cumulative foreign currency translation adjustments.

SEGMENTS

     The Company has one segment--the supply of original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally. The accounting policies of the operating segment are the same as those described herein. The Company evaluates performance primarily based on EBITDA, defined as profit before income taxes, interest, depreciation, goodwill amortization, and management fees paid to an affiliate.

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which summarizes the staff's views regarding the application of generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company implemented SAB No. 101 during 2000. There was no impact on the Company's financial position or results of operations as a result of the adoption.

     In June 1998, Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES was issued, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We do not expect the adoption of Statement No. 133 to have a material impact on the Company's financial position or results of operations.

3. ACQUISITIONS

     Each of the following transactions has been accounted for under the purchase method of accounting for business combinations. Accordingly, the accompanying consolidated statements of operations include revenues and expenses related to these entities since their respective closing dates. The financial statements reflect the final allocation of the purchase price. Each of the businesses discussed below manufactures parts for aerospace customers, including precision machined parts from titanium, aluminum, and steel.

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

     On May 11, 1998, the Company acquired certain assets and liabilities of Sea-Lect Products, Inc. and all of the outstanding common stock of its affiliate J&J Leasing (collectively Sea-Lect). Sea-Lect is located in Kent, Washington. The purchase price was $12.2 million. The Company also retired debt of $0.9 million upon acquisition.

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

     On July 31, 1999, the Company acquired all of the outstanding capital stock of Trim Engineering Limited, located in the United Kingdom. The

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

purchase price was $51.2 million, net of acquired cash, including a $2.6 million seller variable rate note.

4. PRO FORMA FINANCIAL RESULTS (UNAUDITED)

     The following unaudited consolidated supplemental pro forma information includes the accounts of Compass Aerospace Corporation and its wholly owned subsidiaries. The pro forma information assumes that all the 1999 and 1998 acquisitions were consummated at the beginning of the respective years (in thousands).


                                                    DECEMBER 31
                                                -------------------
                                                     Proforma
                                                  1999       1998
                                                --------   --------
Net sales.....................................  $165,400   $227,365
                                                ========   ========
Net (loss) income.............................  $ (9,290)  $  9,732
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

5. INVENTORIES

     The following is a summary of inventories (in thousands):


                                                        DECEMBER 31
                                                     ----------------
                                                      2000      1999
                                                     ------   -------
Raw materials...................................... $ 7,149   $11,522
Work in process....................................  22,044    19,204
Finished goods.....................................   8,123     8,037
Inventory reserves.................................  (5,501)   (2,074)
                                                    -------   -------
                                                    $31,775   $36,689
                                                    =======   =======

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

6. PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment (in thousands):


                                                        DECEMBER 31
                                                     ----------------
                                                      2000      1999
                                                     ------   -------
Land..........................................      $ 3,296   $ 3,296
Building and improvement......................        8,047    12,826
Furniture and fixtures........................          204     2,774
Leasehold improvements........................        1,928       891
Machinery and equipment.......................       98,173    97,448
                                                   --------  --------
                                                    111,648   117,235
Accumulated depreciation......................      (52,963)  (44,202)
                                                   --------  --------
                                                    $58,685  $ 73,033
                                                   ========  ========

     Included in machinery and equipment are equipment under capital lease arrangements with historical cost of $6,812,000 and $6,782,000 at December 31, 2000 and 1999, respectively (see Note 12).

7. DEBT

     Long-term debt and capital leases consist of the following (dollars in thousands):

                                                       DECEMBER 31
                                                   -------------------
                                                     2000       1999
                                                   --------   --------
Senior subordinated notes..................        $ 95,390   $129,000
Term Loan A................................          23,098     31,500
Term Loan B................................          37,358     44,550
Acquisition line of credit.................          15,800     20,604
Capital leases and other...................           6,020      9,687
Unamortized discount on senior
  subordinated notes.......................          (2,148)    (2,643)
                                                   --------   --------
                                                   $175,518   $232,698
                                                   ========   ========

SENIOR SUBORDINATED NOTES

     On April 21, 1998, the Company completed a $110 million debt offering of 10 1/8% Senior Subordinated Notes. On July 23, 1999 the Company completed a $19 million debt offering of 10 1/8% Senior Subordinated Notes. Net cash proceeds from this offering were $16.2 million, reflecting discounts of $2.8 million. The Notes are unconditionally guaranteed on a senior subordinated basis by various of the Company's existing subsidiaries and all future subsidiaries. The net proceeds from the Offerings were used to repay all outstanding bank debt, to finance acquisitions, and for general corporate purposes. The transaction costs of $8.3 million incurred in connection with the Offerings were recorded as a deferred charge and are amortized over the life of the Notes on a straight-line basis.

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

     Under provisions of the indenture applicable to the Notes, the Company may, under certain circumstances, be limited in its ability to incur additional indebtedness or issue Disqualified Capital Stock (as defined), pay dividends or make other distributions, create certain liens on assets, sell certain assets and stock of subsidiaries, enter into certain transactions with affiliates, and effect certain mergers and consolidations. The Company is also subject to certain restrictive covenants in connection with the Notes.

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

SENIOR CREDIT AGREEMENT

     On November 20, 1998, the Company entered into a senior credit agreement (Senior Credit Agreement) with a syndicate of financial institutions as lenders. The Senior Credit Agreement, as amended and restated, includes a revolving credit facility, term loans A and B, and an acquisition line of credit. At December 31, 2000, there was no borrowing availability under the Senior Credit Agreement.

     The Senior Credit Agreement was amended and restated on February 11, 1999, and further amended on June 7, 1999, July 30, 1999, March 30, 2000, August 30, 2000, and September 29, 2000. The amendments to the Senior Credit Agreement that were executed in March 2000, August 2000 and September 2000 waived compliance with the financial covenants, reset some of the financial covenants, added additional covenants, strengthened the lenders' security interests and imposed additional credit facility fees, among other things.
In the August 2000 amendment, the Company agreed to develop a plan involving the sale of some assets to repay all of the outstanding amounts under the Senior Credit Agreement. The September 2000 amendment deferred scheduled principal payments through December 29, 2000 and required the Company to pay its obligations under the Senior Credit Agreement in full by December 29, 2000 or by January 31, 2001 if certain conditions were met. The waiver of failure to comply with the financial covenants expired December 29, 2000. At December 31, 2000 the Company had not paid its obligations in full and was not in compliance with the terms of the Senior Credit Agreement. The Company is currently paying a rate of interest equal to the higher of the agent's base rate or one-half percent above prime, plus either 2.0% or 2.5%, on the outstanding amount under the Senior Credit Agreement of Term Loan A and the revolving credit facility, or Term Loan B, respectively.

     The Company's failure to meet certain of its covenants under the Senior Credit Agreement constitutes an event of default, which permits the Company's lenders to accelerate the Company's outstanding obligations under the Senior Credit Agreement. Because of these circumstances, the outstanding obligations under the Senior Credit Agreement are classified as current liabilities in the balance sheet at December 31, 2000.

SHORT TERM BORROWINGS

     During 2000, the Company borrowed $9 million under the revolving credit facility included under the Senior Credit Agreement. On November 10, 2000, the Company made the interest payment due on October 15, 2000 on its outstanding 10 1/8% senior subordinated notes due 2005, including interest that had accrued on the interest payment from October 15, 2000. The Company's principal stockholder loaned the funds for the payment. The loan, in the principal amount of $4.7 million, bears interest at the same rate as loans under its existing Senior Credit Agreement and may be repaid once outstanding debt under the Senior Credit Agreement has been reduced by $46 million from the amount outstanding at December 31, 2000. A discount of $4.3 million, resulting from detached warrants issued in conjunction with the Stockholder Loan, was also recorded.

     Maturities of long-term debt, excluding capital lease payments (see Note
12) as of December 31, 2000 are as follows (in thousands):

2001...................................................  $ 76,175
2002...................................................        34
2003...................................................     2,423
2004...................................................        34
2005...................................................    90,886
Thereafter.............................................     1,386
                                                         --------
                                                          170,938
Less current portion...................................   (76,175)
                                                         --------
Long-term debt.........................................  $ 94,763
                                                         ========

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

8. INCOME TAXES

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $11.4 million and $8.4 million, respectively, expiring at various dates through 2020 if not utilized. The Company also had federal and state tax credit carryforwards of approximately $0.1 million and $0.2 million, respectively, expiring at various dates through 2005 if not utilized.

     Financial Accounting Standards Boards Statement No. 109, "Accounting for Income Taxes," provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance and the reported cumulative net losses on its U.S. subsidiaries, the Company has recorded a valuation allowance against the net U.S. deferred tax assets of $0.2 million at December 31, 2000. At December 31, 1999, the Company had net U.S. deferred tax liabilities, and no valuation allowance was recorded.

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                               DECEMBER 31
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
Deferred tax liabilities:
  Depreciation and amortization....................      $ (9,755)    $(10,029)
  Other............................................          (110)        (209)
                                                         --------     --------
  Total deferred tax liabilities...................        (9,865)     (10,238)
Deferred tax assets:
  Accrued expenses not deductible for tax..........         1,661          597
  Inventories......................................         1,987        1,922
  Net operating losses (expiring through 2020).....         4,384        1,468
  Tax credits ($228 expiring through 2007).........           358           --
                                                         --------     --------
  Total deferred tax assets........................         8,390        3,987
Valuation allowance for deferred tax assets                  (228)          --
                                                         --------     --------
  Net deferred tax assets........................           8,162        3,987
  Net deferred tax liabilities....................       $ (1,703)    $ (6,251)
                                                         ========     ========

     Significant components of the provision for income taxes are as follows (in thousands):


                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                         -----------------------
                                                            2000          1999
                                                         ---------    ----------
Current:
  U.S. federal...........................................  $ (867)     $(2,327)
  Non-U.S...........................................          524          185
  State.............................................           --         (443)
                                                           -------     -------
                                                             (343)      (2,585)
Deferred:
  U.S. federal...........................................  (4,026)       1,469
  Non-U.S...........................................          188          283
  State.............................................         (710)         291
                                                          -------      -------
                                                           (4,548)       2,043
                                                          -------      -------
                                                          $(4,891)    $   (542)
                                                          =======      =======

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

     The reconciliation of income tax at the U.S. federal statutory rate to income tax expense is as follows:


                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                      -------------------------
                                                           2000           1999
                                                      ----------     ----------
Income tax at U.S. statutory rates................         (34)%          (34)%
State income tax, net of federal benefit..........          --             (3)
Goodwill..........................................           5             10
Non-U.S. taxes....................................           4              5
Differences between previous year's taxes provided
  and actual paid.................................          --             10
Valuation allowance...............................          (1)            --
Other.............................................          (1)             7
                                                            --             --
                                                           (27)%           (5)%
                                                            ==             ==

9. STOCKHOLDERS' EQUITY

     In April 1998, the Company amended its certificate of incorporation to increase the number of authorized shares from 20 million to 36 million and to establish a second class of common stock, Class B. All rights remain the same as Class A, except Class B stock is nonvoting and contains conversion rights based upon certain criteria.

     In connection with the April 21, 1998 Offering, the Company issued approximately 5.4 million shares of Class B and 3.7 million shares of Class A shares for $13.5 million in cash. Additionally, in 1998, 582,376 shares of stock were issued to board members and the president as compensation for services related to the acquisitions.

     In July 1999, the Company amended its certificate of incorporation to increase the number of authorized shares from 36 million to 56 million and converted all Class B stock to Class A.

     In connection with the July 23, 1999 Offering, the Company issued approximately 10.2 million shares of Class A shares for $15 million in cash.

     In November 2000, the Company amended its certificate of incorporation to increase the number of authorized shares from 56 million to 100 million.

     In connection with the Stockholder Loan, the Company issued a warrant for approximately 35 million shares of Class A stock in November 2000. Proceeds from the loan were allocated between the Stockholder Loan and the warrant based on their relative fair values. The portion of the proceeds allocated to the warrant was recorded as an increase to paid-in capital. The resulting discount is being amortized over the term of the Stockholder Loan.

10. STOCK OPTION PLAN

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

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

     The status of the Company's stock option plan during 1998, 1999 and 2000 is summarized as follows:


                                                                NUMBER
                                                              OF OPTIONS
                                                              ----------
Outstanding at January 1, 1998..............................         --
Granted.....................................................    888,291
Exercised...................................................         --
Canceled....................................................         --
                                                                -------
Outstanding at December 31, 1998............................    888,291
Granted.....................................................     25,000
Exercised...................................................         --
Canceled....................................................    (86,000)
                                                                -------
Outstanding at December 31, 1999............................    827,291
Granted.....................................................    320,000
Exercised...................................................         -
Canceled....................................................   (581,291)
Outstanding at December 31, 2000............................    566,000
                                                                =======


     Information with respect to stock options outstanding is as follows:

                                                     DECEMBER 31
                                              ---------------------------
                                                2000     1999      1998
                                              -------  --------  --------
Weighted average price per share                $0.47     $0.18     $0.37
Weighted average exercise price                  1.39      1.22      1.22
Exercisable options                           137,500   515,791    60,000
Weighted average remaining contractual life       8.6       8.5       9.5

     Options generally are granted at fair market value at the date of grant and expire 10 years after the date of grant. Options for 60,000 shares, issued to an individual in 1998, are fully vested and immediately exercisable. Options for 80,000 shares, representing 25% of options issued in 2000, are vested and immediately exercisable. The remainder of the options vest and become exercisable in varying installments beginning one year from the date of grant. Exercise prices for options outstanding as of December 31, 2000 ranged from $1.00 to $1.47 per share.

     Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by FASB Statement No. 123, the Company's net (loss) income for the years ended December 31, 2000, 1999 and 1998 would have been (13,176,000), $(9,739,000) and
$804,000, respectively.

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


11. RELATED PARTY TRANSACTIONS

     The Company has entered into a management fee agreement with certain entities controlled by directors of the Company. Under this agreement, the Company is required to pay an annual aggregate amount equal to $200,000 plus 1.5% of the Company's earnings before income taxes, depreciation, amortization, and management fees. The Company also typically pays advisory fees to these affiliates in an amount equal to an aggregate of 1% of the consideration paid for each business acquired by the Company. Management and advisory fees paid to these affiliates were $153,000, $1,398,000 and $3,165,000 during the years ended December 31, 2000, 1999 and 1998.

12. COMMITMENTS AND CONTINGENCIES

     The Company leases certain machinery and equipment under capital leases expiring at various dates through July 2008. The Company also leases office spaces under operating leases with terms expiring at various dates through 2008. Rent expense for operating leases amounted to $1,334,000, $1,698,000 and $1,125,000 for the years ended December 31, 2000, 1999 and 1998.

     Future minimum payments by year and in the aggregate under all non-cancelable operating and capital leases with terms in excess of one year at December 31, 2000 are as follows (in thousands):


                                                            OPERATING   CAPITAL
YEAR ENDED DECEMBER 31                                       LEASES      LEASES
- ----------------------                                      ---------   --------
2001......................................................   $   986     $1,277
2002......................................................       944      1,238
2003......................................................       843        939
2004......................................................       622        848
2005......................................................       542        608
Thereafter................................................     1,586        799
                                                             -------     ------
                                                             $ 5,523      5,708
                                                             =======
Less amount representing interest.........................               (1,128)
                                                                         ------
Present value of net minimum lease payments...............                4,580
Less current portion......................................                 (912)
                                                                         ------
Long-term leases payable..................................               $3,668
                                                                         ======

     During the normal course of business, the Company is involved in various legal proceedings. Management, in consultation with legal counsel, does not believe that the outcome of these proceedings will have a materially adverse impact on the financial position or future operations of the Company.

     On June 22, 2000, the Company entered into a settlement agreement with Alinabal Holdings Corporation and its principal stockholders to settle the Company's outstanding lawsuit against Alinabal and its stockholders. The settlement included the reimbursement of $2.5 million of legal costs incurred in connection with the litigation, $12.5 million of cash and $36.0 million of the Company's 10 1/8% Senior Subordinated Notes. The $12.5 million of cash received was used to reduce Term Loan A, Term Loan B and the Acquisition Line under the Company's Senior Credit Agreement. The settlement resulted in a $22.2 million reduction of goodwill and a gain of $26.9 million on the early extinguishment of the debt.

13. RETIREMENT PLAN

     In September 1999 the Company established a 401(k) savings plan and trust (the plan) which generally covers all full time employees. Eligible employees

                          COMPASS AEROSPACE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

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

     During the years ended December 31, 2000, 1999 and 1998, the Company made contributions to employee benefit plans of $316,000, $374,000 and $1,078,000, respectively.

14. SUBSEQUENT EVENTS

     On March 15, 2001, the Company sold its subsidiary in the United Kingdom to an otherwise unrelated party. The Company received net proceeds from the sale of $44.0 million. Upon the sale of this subsidiary, the Company paid approximately $42.6 million of its outstanding Senior Credit Agreement, leaving an obligation of $42.7 million under its Senior Credit Agreement. The remainder of the proceeds were used to pay down a portion of the Company's Stockholder Loan. This subsidiary accounted for approximately $47.4 million and $18.5 million of the Company's total revenues during 2000 and 1999, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our directors and executive officers.


NAME                                       AGE              POSITION
- ----                                       ---              --------
Douglas M. Hayes                           57               Chairman of the Board and Director
John R. Reimers                            42               Chief Executive Officer, President and Director
Jerome C. David                            41               Senior Vice President, Chief Financial Officer and Treasurer
James M. Storie                            37               Senior Vice President and Chief Operating Officer
Harald H. Ludwig                           46               Director
James P. Angus                             54               Director
William R. Monkman                         57               Director

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

     JOHN R. REIMERS has been our Chief Executive Officer and President since July 2000 and served as our Executive Vice President and Chief Operating Officer from March 2000 to July 2000. From February 1999 to March 2000 he served as Senior Vice President of Operations and Administration for Teledyne Brown Engineering and served as Senior Vice President for Teledyne Ryan from January 1997 to February 1999. Mr. Reimers is a graduate of Oregon State University.

     JEROME C. DAVID joined us in March 2000 as Vice President, Operations Finance and Contracts and has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2000. Prior to joining Compass, Mr. David served as Vice President, Finance for Teledyne Continental Motors From January 1999 to March 2000. While at Teledyne, Mr. David also served as Vice President, Contracts and Pricing/Estimating at Teledyne Ryan Aeronautical; Vice President, Finance at Teledyne Packaging and Audit Manager at Teledyne Inc. Mr. David holds an undergraduate degree in Business Administration and an M.B.A. from California Lutheran University.

     JAMES M. STORIE joined us in June 2000 as Senior Vice President, Operations and has served as our Chief Operating Officer since November 2000. From October 1990 to June 2000, Mr. Storie served as Vice President for George Group, Inc. Mr. Storie served as a Consultant for Andersen Consulting, now Accenture, from May 1988 to October 1990. Mr. Storie holds a B.S. and an M.B.A. from Texas A&M University.

     HARALD H. LUDWIG has been a director since November 1997. Mr. Ludwig co-founded and has been President of Macluan Capital Corporation since 1985. He is a graduate of Simon Fraser University and holds an L.L.B. from Osgoode Hall Law School. An entity controlled by Mr. Ludwig controls Compass Holdings, LLC, which is our majority stockholder. Mr. Ludwig also serves on the board of directors for Lions Gate Entertainment Corp. and for West Fraser Timber Limited.

     JAMES P. ANGUS has been a director since March 1998. Mr. Angus is a co-founder of Macluan Capital Corporation and has been President of Angroup Holdings Limited, a private investment company with interests in marine transportation, real estate development and other industries, since 1986. Mr. Angus is a graduate of the University of Victoria and holds an M.B.A. from the University of Western Ontario.

     WILLIAM R. MONKMAN has been a director since March 1998. Mr. Monkman is also the Chief Executive Officer and President of Precision Aerospace Corporation, which manufactures fuel control systems and carburetors for aerospace customers and fuel control systems for industrial engines at plants in Washington, California and Virginia. Mr. Monkman has been affiliated with Precision Aerospace Corporation since 1981. Between 1981 and 1997 Mr. Monkman was also affiliated with Suntree Industries Limited, most recently as Chief Executive Officer. Mr. Monkman is a graduate of the University of Alberta and holds an M.B.A. from the University of Western Ontario.

     Our directors will serve until their respective successors are elected or until death, resignation or removal. Executive officers are appointed by, and serve at the pleasure of, the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board of Directors has established an Audit Committee and a Compensation Committee.

     The responsibilities of the Audit Committee include recommending to the Board of Directors the independent public accountants to be selected to conduct the annual audit of our books and records, reviewing the proposed scope of such audit and approving the audit fees to be paid, reviewing our accounting and financial controls with the independent public accountants and our financial and accounting staff and reviewing and approving transactions between us and our directors, officers and affiliates. Messrs. Angus, Monkman and Hayes are the members of the Audit Committee.

     The Compensation Committee provides a general review of our compensation plans and policies to ensure that they meet corporate objectives. Our existing plans with respect to executive compensation are largely based upon contractual commitments set forth in employment and consulting agreements. You should read the discussion under the heading "Employment Agreements" for further information on the terms and conditions of existing employment contracts with our executive officers. The Compensation Committee's responsibilities also include administering the 1998 Stock Incentive Plan, including selecting the officers and salaried employees to whom awards will be granted. Messrs. Hayes and Ludwig are the members of the Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us to our Chief Executive Officer and two other executive officers as of December 31, 2000.


                                                                                     LONG-TERM
                                                    ANNUAL COMPENSATION            COMPENSATION
                                                ---------------------------        -------------
                                                                                    SECURITIES
                                                                                    UNDERLYING
NAME AND                                                                           OPTIONS/SARS             ALL OTHER
PRINCIPAL POSITION                   YEAR       SALARY ($)       BONUS ($)              (#)             COMPENSATION ($)
- ------------------                   ----       ----------       ---------         -------------        ----------------
John R. Reimers (1)...........       2000         203,923          301,947                                   108,206
  CHIEF EXECUTIVE OFFICER AND
  PRESIDENT
Jerome C. David (2)...........       2000         138,942          127,975                                    56,533
  SENIOR VICE PRESIDENT, CHIEF
  FINANCIAL OFFICER AND TREASURER
James M. Storie (3)...........       2000         117,115          144,594                                    38,201
  SENIOR VICE PRESIDENT AND CHIEF
  OPERATING OFFICER

- -------------------
(1) Mr. Reimers joined us as an Executive Vice President and Chief Operating Officer in March 2000. He became our Chief Executive Officer and President in July 2000.

(2) Mr. Jerome C. David joined us in March 2000 as Senior Vice President, Operations Finance and Contracts and has served as our Senior Vice President, Chief Financial Officer and Treasurer since December 2000.

(3) Mr. James M. Storie joined us in June 2000 as Senior Vice President, Operations and has served as our Chief Operating Officer since November 2000.

OPTION GRANTS IN 2000

     The following table sets forth, as to the named executive officers, information concerning stock options granted during the year ended December 31, 2000.


                           NUMBER OF
                           SECURITIES      PERCENT OF TOTAL                                    POTENTIAL REALIZABLE VALUE AT
                           UNDERLYING        OPTIONS/SARS      EXERCISE OF                      ANNUAL RATES OF STOCK PRICE
                          OPTIONS/SARS        GRANTED TO        BASE PRICE      EXPIRATION     APPRECIATION FOR OPTION TERM
NAME                      GRANTED (#)     EMPLOYEES IN 2000       ($/SH)           DATE           5% ($)            10%($)
- ----                      -----------     -----------------       ------           ----           ------            ------
John R. Reimers              200,000           62.5%             $1.47        April 1, 2010      $478,800          $762,200
Jerome C. David               20,000            6.2               1.47        April 1, 2010        47,900            76,200
James M. Storie              100,000           31.3               1.47         June 5, 2010       239,400           381,200

1998 STOCK INCENTIVE PLAN

     In March 1998 our Board of Directors adopted, and the shareholders approved, the Compass Aerospace Corporation 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan is administered by the Compensation Committee of the Board of Directors. All officers, directors, employees and independent contractors of Compass are eligible for discretionary awards under the 1998 Stock Incentive Plan. The 1998 Stock Incentive Plan provides for stock-based incentive awards, including incentive stock options, non-qualified stock options and restricted stock. The 1998 Stock Incentive Plan permits the Compensation Committee to select eligible persons to receive awards and to determine terms and conditions of such awards, including the vesting schedule and exercise price of each award, provided, that the option exercise price may not be less than 85% of the fair market value per share of our common stock on the date of the grant. Under the 1998 Stock Incentive Plan, no participant may be granted incentive stock options that are first exercisable in any one calendar year with fair market value in excess of $100,000. Our Board of Directors has approved an increase on the number of shares of our common stock authorized and reserved for issuance under the 1998 Stock Incentive Plan to five million shares. We have requested and expect to receive shareholder approval of the increase.

     The 1998 Stock Incentive Plan may be amended, suspended or terminated at any time. However, neither the maximum number of shares that may be sold or issued under the 1998 Stock Incentive Plan, nor the benefits accruing to participants thereunder may be increased, nor may the class of persons eligible to participate in the 1998 Stock Incentive Plan be altered, without the approval of our shareholders. Adjustments to the number of shares subject to the 1998 Stock Incentive Plan and to individual awards thereunder or to the exercise price of awards previously granted are permitted without shareholder approval upon the occurrence of specific events affecting our capital structure.

EMPLOYMENT AGREEMENTS

     Effective April 1, 2000, we entered into an employment agreement with John
R. Reimers, pursuant to which we agreed to employ Mr. Reimers as an Executive Vice President and Chief Operating Officer. The agreement was amended in August 2000 and as amended provides that we will employ Mr. Reimers as our President and Chief Executive Officer for a term of three years at an annual base salary of $275,000. Mr. Reimers received a guaranteed bonus of $125,000 during 2000, and will be eligible for a bonus in 2001 based on achieving certain performance goals which will be at least equal to his base salary and will be paid fifty percent in cash and fifty percent in stock options. Mr. Reimers will also receive supplemental compensation of $4,444 per month during the term of his employment agreement. In addition, under the agreement, we granted Mr. Reimers stock options on April 1, 2000 to purchase 200,000 shares of our common stock at an exercise price equal to $1.47 per share. Fifty thousand of these options vested on April 1, 2000. The remaining options will vest at the rate of 50,000 shares per year on April 1 of each year, beginning April 1, 2001. Mr. Reimers' options will fully vest and become immediately exercisable in the event:

o any person or entity other than our current stockholders acquires 51% or more of our voting common stock, or acquires all or substantially all of our assets

o Mr. Reimers' employment agreement is not renewed at the expiration of the term of the agreement, unless he is terminated other than for cause

o   Mr. Reimers' employment is terminated due to death or permanent disability

     In the event we determine that we and Mr. Reimers have met certain performance goals, Mr. Reimers will also be granted stock options no later than the end of the first quarter of each of 2001, 2002 and 2003 to purchase not less than 30,000 shares nor more than 120,000 shares, at an exercise price equal to the fair market value of the stock at the time of the grant of the option. Such options shall vest over a four-year period from the date of the grant at 25% per year. Mr. Reimers will also be entitled to receive up to twelve months of his then current base salary if he is terminated without cause.

     Effective April 1, 2000, we entered into an employment agreement with Jerome C. David, pursuant to which we agreed to employ Mr. David as Vice President, Operations Finance, for a term of three years at an annual base salary of $125,000. Mr. David will be eligible for a bonus payable in 2001. In addition, the agreement provides that Mr. David will be granted stock options to purchase 20,000 shares of our common stock at an exercise price equal to $1.47 per share. Such options will vest at the rate of 5,000 shares per year on October 1 of each year, beginning October 1, 2001. Mr. David's options will fully vest and become immediately exercisable in the event:

o any person or entity other than our current stockholders acquires 51% or more of our voting common stock, or acquires all or substantially all of our assets

o   Mr. David's employment is terminated due to death or permanent disability

     Mr. David will also be entitled to receive up to six months of his then current base salary if he is terminated without cause. Mr. David was appointed as a Senior Vice President and our Chief Financial Officer and Treasurer in December 2000.

     Effective June 5, 2000, we entered into an employment agreement with James M. Storie, pursuant to which we agreed to employ Mr. Storie as Senior Vice President of Operations for a term of three years at an annual base salary of $210,000 and a minimum bonus of $50,000 payable in 2001. Mr. Storie will also receive supplemental compensation of $2,084 per month during the term of his employment agreement. In addition, the agreement provides that Mr. Storie will be granted stock options to purchase 100,000 shares of our common stock at an exercise price of $1.47 per share. Such options will vest at the rate of 25,000 shares per year on June 25 of each year, beginning June 25, 2000. On that date, options for 25,000 shares vested. Mr. Storie's options will fully vest and become immediately exercisable in the event:

o any person or entity other than our current stockholders acquires 51% or more of our voting common stock, or acquires all or substantially all of our assets

o Mr. Storie's employment agreement is not renewed at the expiration of the term of the agreement, unless he is terminated other than for cause

o   Mr. Storie's employment is terminated due to a death or permanent disability

     Mr. Storie will be eligible for additional cash bonuses and stock options if we meet specific EBITDA targets. Mr. Storie will also be entitled to receive up to six months of his then current base salary if he is terminated without cause. Mr. Storie was appointed as our Chief Operating Officer in December 2000.


CHANGE OF CONTROL AGREEMENTS

     On June 23, 2000, we entered into change of control agreements with Messrs. Reimers, David and Storie. The agreements may obligate us to compensate the executives in connection with a change of control.

     A change of control is defined in the agreements to include the occurrence of any one of the following events:

o any person other than an existing stockholder acquires 20% or more of our voting securities

o a change in a majority of our board during any period of two consecutive years or less, not counting directors approved by a two-thirds majority of the incumbent board

o any merger other than a merger whereby our existing stockholders continue to own at least 50% of the combined entity following the merger

o   the sale of 50% or more of our assets

o   our liquidation

     If Messrs. Reimers', David's or Storie's employment is involuntarily terminated without cause or the executive terminates his employment for good reason, after a change of control occurs, then we may be obligated to compensate the executive. Specifically, within fifteen days of termination upon a change of control, we will pay the executive a lump sum in cash equal to the sum of the following amounts.

o one times their base salary and supplemental compensation, except that Mr. Reimers will receive two times his base salary and supplemental compensation

o one times their average annual bonus, except that Mr. Reimers will receive two times his average annual bonus

o any severance payments not otherwise paid pursuant to their employment agreement

o any accrued but unpaid salary and bonus not otherwise paid pursuant to their employment agreement

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Hayes and Ludwig served as the members of the Compensation Committee in 2000. Mr. Hayes served as our Chairman of the Board and for each of our subsidiaries in 2000. Mr. Hayes did not receive any compensation for such service.

     Mr. Hayes and Mr. Ludwig are affiliates of Hayes Capital Corporation and Dunhill Bank Caribbean Ltd., respectively, which are parties to a management consulting agreement with us. You should read the discussion under "Certain Relationships and Related Party Transactions" for further information on the terms of the management consulting agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our capital stock as of the date of this report of:

o each person known to us to beneficially own more than 5% of our voting securities

o   each of our directors and executive officers

o   our directors and executive officers as a group


                                                                                            PERCENTAGE OF OWNERSHIP
                                 NAME                                    NUMBER OF SHARES   OF CLASS A COMMON STOCK
                                 ----                                    ----------------   -----------------------
Compass Holdings, L.L.C. (1) (2)                                             54,600,937                78.2%
RBC Equity Investments, Inc. (3)                                             10,238,904                29.3%
BancBoston Ventures, Inc. (4)                                                 4,085,181                11.7%
Douglas M. Hayes (5)(6)                                                         256,000                  *
John R. Reimers (5) (7)                                                         306,000                  *
Jerome C. David (5)                                                                   -                  -
James M. Storie (8)                                                              25,000                  *
Harald H. Ludwig (1)(9)                                                      54,600,937                78.2%
James P. Angus (1)                                                                    -                  -
William R. Monkman                                                                    -                  -
All directors and officers as a group                                        55,187,937                79.0%

- -----------------
* Less than one percent.

(1) The stockholder's address is 940-1040 W. Georgia Street, Vancouver, British Columbia, Canada V6E 4H1.

(2)   Includes 34,909,335 shares issuable upon the exercise of a warrant.

(3) The stockholder's address is 200 Bay Street, Royal Bank Plaza, 4th Floor, North Tower, Toronto, Ontario M51 2W7.

(4) The stockholder's address is 175 Federal Street, M/S75-10-01, Boston, Massachusetts 02110.

(5) The stockholder's address is 2344 South Pullman, Santa Ana, California 92705-5507.

(6) Represents shares owned by the D&C Hayes Living Trust. Mr. Hayes is a co-trustee of the trust and shares voting power and investment power with respect to the common stock held by the trust.

(7)   Includes 50,000 shares issuable upon the exercise of a stock option.

(8)   Includes 25,000 shares issuable upon the exercise of a stock option.

(9) Represents shares owned by Compass Holdings, LLC. Under the terms of the Operating Agreement of Compass Holdings, Mr. Ludwig has sole voting power and investment power with respect to the shares held by Compass Holdings. Messrs. Hayes, Monkman and Angus hold membership interests in Compass Holdings or its affiliates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We are a party to a management consulting agreement with Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, which provides for the payment of management fees from us to Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation in an annual aggregate amount equal to $200,000 plus 1.5% of our EBITDA plus expenses, payable quarterly in arrears. Fifty percent of this management fee is payable to Dunhill Bank Caribbean Ltd. and 50% is payable to Hayes Capital Corporation. Mr. Ludwig is the beneficial owner of Dunhill Bank Caribbean Ltd. and Mr. Hayes is the President of Hayes Capital Corporation. In addition to the management fee described above, we typically also pay advisory fees to Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation in an amount equal to an aggregate of 1% of the consideration paid for each business acquired by us. We believe that the management fees and the advisory fees are on terms no less favorable to us than those that could be obtained from independent third-parties in arms-length negotiations. Under the terms of our credit agreement, as amended, we are prohibited from making any payments under the management consulting agreement.

     In connection with an exchange offer, the issuance of certain notes, and a credit agreement relating thereto, BankBoston, a lender and the administrative agent under the credit agreement, and BancBoston Robertson Stephens, the arranger under the credit agreement, are affiliates of BancBoston Securities, an initial purchaser of the outstanding notes, and are affiliates of BancBoston Ventures Inc. which holds approximately 11.7% of our outstanding voting common stock.

     In November 2000, our principal stockholder, Compass Holdings, LLC, loaned us funds to pay interest on our senior subordinated notes. The loan, in the principal amount of $4.7 million, bears interest at the same rate as loans under our credit agreement and may be repaid once outstanding debt under the credit agreement has been reduced by $46 million from the amount outstanding as of September 14, 2000. In March 2001, we used some of the net proceeds from the sale of Trim to reduce our indebtedness under this loan by approximately $1.3 million to approximately $3.4 million.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)      Financial Statement Schedules:

        Schedule II-Valuation and Qualifying Accounts and Reserves

        All other schedules have been omitted because the information is not applicable or is not material or because the information required is set forth in the financial statements or the notes thereto.

        (b)      Exhibits:

     EXHIBIT
     NUMBER      DESCRIPTION
     -------     -----------

        3.1 Certificate of Incorporation of Compass Aerospace Corporation ("Compass"), as amended to date.

      **3.2      Amended and Restated By-Laws of Compass

      **3.3 Certificate of Incorporation of AOM Acquisition Co. (which later changed its name to "Aeromil Engineering Company"), as amended to date.

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

      **4.8 Waiver and Amendment No. 3 to Credit Agreement, dated as of March 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.

        4.9 Waiver and Amendment No. 4 to Credit Agreement, dated as of August 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.

        4.10 Waiver and Amendment No. 5 to Credit Agreement, dated as of September 29, 2000 by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.

      **10.1 Employment Agreement, dated as of April 1, 2000 by and between Compass and John R. Reimers.

      **10.4     Compass Aerospace Corporation 1998 Stock Incentive Plan

      **10.5 Management Agreement, dated November 26, 1997, by and among Compass, Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, as amended to date.

        10.6 Amendment No. 1 to Employment Agreement, dated as of August 15, 2000, by and between Compass and John R. Reimers.

        10.7 Employment Agreement, dated as of April 1, 2000, by and between Compass and Jerome C. David.

        10.8 Employment Agreement, dated as of June 5, 2000, by and between Compass and James M. Storie.

        10.9 Change of Control Agreement dated as of June 23, 2000, by and between Compass and John R. Reimers.

       10.10 Change of Control Agreement dated as of June 23, 2000, by and between Compass and Jerome C. David.

       10.11 Change of Control Agreement dated as of June 23, 2000, by and between Compass and James M. Storie.

        12.1 Statement regarding the computation of ratio of earnings to fixed charges for Compass.

        21.1     Subsidiaries of Compass.

   ----------------
     **  Previously filed.

        (c)      Reports on Form 8-K:

        We did not file any Form 8-K Current Reports during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Compass Aerospace Corporation

                                         By: /s/ DOUGLAS M. HAYES
                                             ----------------------------------
                                             Douglas M. Hayes
                                             CHAIRMAN OF THE BOARD OF DIRECTORS
                                             April 2, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                              TITLE                                   DATE
         ---------                              -----                                   ----
By: /s/ JOHN R. REIMERS      CHIEF EXECUTIVE OFFICER AND                             April 2, 2001
    -------------------      PRESIDENT
    John R. Reimers

By: /s/ JEROME C. DAVID      SENIOR VICE PRESIDENT, CHIEF FINANCIAL                  April 2, 2001
    -------------------      OFFICER AND TREASURER (PRINCIPAL
    Jerome C. David          FINANCIAL AND ACCOUNTING OFFICER)

By: /s/ JAMES P. ANGUS       DIRECTOR                                                April 2, 2001
    ------------------
    James P. Angus

By: /s/ HARALD H. LUDWIG     DIRECTOR                                                April 2, 2001
   --------------------
    Harald H. Ludwig

                         COMPASS AEROSPACE CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                        Balance at        Charged to       Charged to
                                        Beginning of      Costs and          Other                          Balance at
                                          Period          Expenses          Accounts       Deductions       End of Period
As Brittain Machine, Inc.: (2)
Period ended April 28, 1998
Allowance for uncollectible accounts      $ --            $ --                $ --          $ --              $ --

As Compass Aerospace Corporation:
Year ended December 31, 1997
Allowance for uncollectible accounts      $ --            $ --                $   49        $   18            $   31

Year ended December 31, 1998
Allowance for uncollectible accounts      $   31          $    3              $  776        $   54            $  756

Year ended December 31, 1999
Allowance for uncollectible accounts      $  756          $  131              $  672        $  519            $1,040

Year ended December 31, 2000
Allowance for uncollectible accounts      $1,040          $   91              $ --          $   38            $1,093

(1) Uncollectible Accounts written off, net of recoveries

(2) Brittain Machine, Inc. is included as the predecessor of Compass Aerospace Corporation.