Form 10-Q
period 2001-03-31
COMPASS AEROSPACE CORP
filed 2001-05-15
CIK 1081008

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to               to

Commission File Number 333-75643

COMPASS AEROSPACE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4659126 (IRS Employer Identification No.)
2344 South Pullman Santa Ana, California (Address of principal executive offices)	92705 (zip code)

(949) 622-0700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of March 31, 2001, there were 34,909,335 shares of the registrant's common stock outstanding.

COMPASS AEROSPACE CORPORATION FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Compass Aerospace Corporation
Consolidated Balance Sheets
(dollars in thousands except per share data)

	March 31, 2001	December 31, 2000
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,914	$5,343
Accounts receivable (net of allowance for doubtful accounts of $935 at March 31, 2001 and $1,093 at December 31, 2000)	9,520	17,332
Inventories	24,541	31,775
Deferred income taxes	3,538	3,538
Prepaid expenses and other current assets	1,222	1,953

Total current assets	41,735	59,941
Property and equipment (net of accumulated depreciation of $35,961 at March 31, 2001 and $52,963 at December 31, 2000)	39,961	58,685
Costs in excess of net assets acquired (net of accumulated amortization of $15,367 at March 31, 2001 and $16,566 at December 31, 2000)	86,247	111,913
Other assets	11,066	13,962

Total assets	$179,009	$244,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,161	$15,757
Accrued liabilities	16,116	13,919
Income taxes payable	(1)	88
Current portion of long-term debt and capital leases	37,547	77,087
Short term borrowings	6,173	9,441

Total current liabilities	69,996	116,292
Deferred income taxes	3,537	5,241
Long-term debt and capital leases, less current portion	96,097	98,431
Commitments and contingencies
Stockholders' equity:
Common stock—$.01 par value; Authorized shares: 100,000,000 Issued and outstanding: 34,909,335	349	349
Additional paid-in capital	47,813	47,813
Accumulated other comprehensive loss	—	(1,791)
Accumulated deficit	(38,783)	(21,834)

Total stockholders' equity	9,379	24,537

Total liabilities and stockholders' equity	$179,009	$244,501

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statement of Operations (unaudited)
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2001	2000
Net sales	$40,824	$37,949
Cost of sales	34,054	30,066

Gross profit	6,770	7,883
Selling, general and administrative expenses	4,496	6,285
Goodwill amortization	1,525	1,758

Operating income (loss)	749	(160)
Interest expense	5,494	5,911
Loss on sale of investment	8,366	—
Other expense	2,729	847

Loss before income taxes	(15,840)	(6,918)
Income tax expense	530	285

Net loss	$(16,370)	$(7,203)

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statement of Cash Flows (unaudited)
(dollars in thousands except per share data)

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(16,370)	$(7,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,027	5,379
Loss on sale of subsidiary	8,365
Deferred taxes	(56)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(1,431)	(1,967)
Inventories	(2,129)	(6,928)
Prepaid expenses and other assets	644	(2,252)
Accounts payable	(1,362)	6,218
Accrued expenses	4,666	300
Income taxes payable	911	—

Net cash used in operating activities	(735)	(6,464)
Cash flows from investing activities:
Purchase of property and equipment	(850)	(237)
Proceeds from the sale of subsidiary	43,818	—

Net cash provided by (used in) investing activities	42,968	(237)
Cash flows from financing activities:
Payments on note	(4,951)	—
Payments on long-term debt and capital leases	(39,095)	(1,644)
Proceeds from short-term borrowings	—	5,000

Net cash (used in) provided by financing activities	(44,046)	3,356
Effect of foreign exchange rate on cash	(616)	—

Net decrease in cash and cash equivalents	(2,429)	(3,345)
Cash and cash equivalents, beginning of period	5,343	8,323

Cash and cash equivalents, end of period	$2,914	$4,978

Supplemental disclosures of cash flows information:
Interest paid	$291	$2,408
Income taxes paid	$—	$2,659

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Notes to Consolidated Financial Statements

Note 1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

    The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

    On March 15, 2001, the Company sold its subsidiary Trim Engineering Limited, including Trim's six subsidiaries, to an otherwise unrelated party. The Company received net proceeds of $43.8 million from the sale and realized a loss of $8.4 million. The accompanying consolidated financial statements include the accounts of Trim through March 15, 2001.

Note 2.  COMPREHENSIVE LOSS

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income or loss and its components in financial statements. Comprehensive loss includes cumulative foreign currency translation adjustments.

Note 3.  LONG-TERM DEBT

    Long-term debt is summarized as follows:

	March 31, 2001	December 31, 2000
Term Loan A	$13,909	$23,098
Term Loan B	22,496	37,358
Acquisition line of credit	470	15,800
Capital leases and other	5,793	6,020
Senior subordinated notes	93,000	95,390
Unamortized discount on senior subordinated notes	(2,024)	(2,148)

Total long-term debt	$133,644	$175,518

    The Company was not in compliance with the financial covenants under its senior credit agreement at December 31, 2000 and March 31, 2001. Under the terms of the senior credit agreement, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate the Company's outstanding obligations under the senior credit agreement. Because of these circumstances, the outstanding obligations under the senior credit agreement are classified as current liabilities in the accompanying consolidated balance sheets.

Note 4.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain machinery and equipment under capital leases expiring at various dates through 2008. The Company also leases office space under operating leases with terms expiring at various dates through 2008. During the ordinary course of business, the Company is involved in various legal proceedings. Management, in consultation with legal counsel, does not believe that the outcome of these lawsuits will have a material adverse effect on the financial position or future operating results of the Company.

Note 5.  SEGMENTS

    The Company has one segment which supplies original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally.

Note 6.  SUBSEQUENT EVENT

    The Company did not make the interest payment of approximately $4.7 million due April 15, 2001 on its outstanding 10 1/8% senior subordinated notes due 2005. The indentures governing the notes provide that a failure to pay interest within 30 days after the interest payment date constitutes an event of default. The Company has failed to make the interest payment and is in default under its indentures.

Item 2.  Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Overview

    On March 15, 2001, the Company sold Trim and its subsidiaries which the Company had acquired in July 1999. Trim and its subsidiaries consist of six locations in the United Kingdom with multiple buildings and manufacturing factories at each location. The Company's results of operations after March 15, 2001 no longer include Trim or its subsidiaries.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    Revenues:  Consolidated revenues for the three months ended March 31, 2001 increased $2.9 million, or 7.7%, to $40.8 million from $37.9 million for the three months ended March 31, 2000. Trim had revenues of $11.4 million in the two and a half months ended March 31, 2001 and $11.9 million in the three months ended March 31, 2000. Revenues from continuing operations increased $3.4 million, or 13.1%, for the three months ended March 31, 2001 to $29.4 million from $26 million for the three months ended March 31, 2000. The increase in sales is due to the development of new customers and increasing demand from existing customers.

    Cost of Sales:  Cost of sales increased $4.0 million, or 13.3%, to $34.1 million for the three months ended March 31, 2001 from $30.1 million for the three months ended March 31, 2000. Trim had cost of sales of $9.1 million for the two and a half months ended March 15, 2001 and $8.7 million for the three months ended March 31, 2000. Cost of sales for continuing operations increased $3.6 million, or 16.8%, to $25 million for the three months ended March 31, 2001 from $21.4 million for the three months ended March 31, 2000.

    Gross Profit:  Gross profit decreased $1.1 million to $6.8 million for the three months ended March 31, 2001, from $7.9 million for the three months ended March 31, 2000. Trim had gross profit of $2.3 million in the two and a half months ended March 15, 2001 and $3.2 million for the three months ended March 31, 2000. Gross profit from continuing operations decreased $0.2 million in the three months ended March 31, 2001 to $4.4 million from $4.6 million in the three months ended March 31, 2000. The decrease in gross profit is due to continuing competitive pressures to reduce prices as well as start-up costs associated with new programs.

    Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased $1.8 million, or 28.6%, to $4.5 million for the three months ended March 31, 2001 from $6.3 million for the three months ended March 31, 2000. Trim had selling, general and administrative expenses of $0.6 million in the two and a half months ended March 15, 2001 and $1.0 million in the three months ended March 31, 2000. Selling, general and administrative expenses for continuing operations decreased $1.4 million, or 26.4%, in the three months ended March 31, 2001 to $3.9 million from $5.3 million in the three months ended March 31, 2000. The decrease was attributable to a cost reduction program and lower legal, consulting, employee search and relocation fees.

    Net Interest Expense:  Interest expense decreased $0.4 million, or 6.8%, to $5.5 million for the three months ended March 31, 2001 from $5.9 million for the three months ended March 31, 2000. The decrease in interest expense was due to the reduction of debt during the three months ended March 31, 2001, offset by an increase in interest rates.

    Net Loss:  Net loss increased $9.2 million to a net loss of $16.4 million in the three months ended March 31, 2001 from a net loss of $7.2 million for the three months ended March 31, 2000. Trim had a net income of $2.2 million in the two and half months ended March 15, 2001 and $0.5 million in the three months ended March 31, 2000. Net loss from continuing operations increased to a net loss of $18.4 million for the three months ended March 31, 2001 from $7.7 million for the three months ended March 30, 2000. The increase in net loss was primarily due to the loss on the sale of Trim.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is not in compliance with the financial covenants of its credit agreement, as amended. The waiver of its failure to comply, which the Company had obtained from its lenders, expired in December 2000. Under the terms of the credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2000. The Company has not done so. The agent for the Company's lenders has sent a letter to the Company reserving the agent's and the lenders' rights. To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

    In March 2001, the Company entered into an agreement with its lenders under the credit agreement regarding the disbursement of the proceeds from the sale of Trim. Under the terms of the agreement, which generally followed the terms of the amended credit agreement, net proceeds of approximately $44.0 million from the sale of Trim were used to reduce senior secured debt, of which approximately $42.4 million was used to reduce indebtedness under the credit agreement. The Company's outstanding obligations under the credit agreement are approximately $42.7 million of principal and approximately $1.9 million of interest.

    In November 2000, the Company's principal stockholder loaned the Company approximately $4.7 million to make the Company's interest payment due October 15, 2000 on its outstanding senior subordinated notes. The Company used some of the proceeds from the sale of Trim in March 2001 to reduce the principal amount of the loan to approximately $3.4 million.

    The Company has not made its interest payment of approximately $4.7 million due April 15, 2001 on $93.0 million of its outstanding 10 1/8% senior subordinated notes due 2005. Under the terms of the indentures governing the outstanding senior subordinated notes, the failure to pay interest is an event of default if the interest payment is not made within 30 days after the payment due date. The Company has not made the payment and is in default under the terms of the indentures.

    Net Cash Flow used in Operating Activities:  Net cash used in operating activities during the three months ended March 31, 2001 decreased $5.8 million to $0.7 compared to cash flows used in operating activities of $6.5 million for the three months ended March 31, 2000. Trim had net cash flow provided by operating activities of $1.1 million in the first two and a half months ended March 15, 2001 and $2.1 million of cash flow used in operating activities in the three months ended March 31, 2001. Net cash flow used in operating activities of continuing operations decreased $2.6 million, or 59%, to $1.8 million in the three months ended March 31, 2001 from $4.4 million in the three months ended March 31, 2000. The decrease in cash used in operating activities is attributable to the increase in net loss offset by improvements in working capital management.

    Net Cash Flow Provided By (used in) Investing Activities:  Net cash provided by investing activities increased by $43.2 million for the three months ended March 31, 2001 to $43.0 from net cash flow used in investing activities of $0.2 million in the three months ended March 31, 2000. The difference is attributable to the proceeds from the sale of Trim of $43.8 million. Cash used for the purchase of property and equipment increased by $0.6 million to $0.9 million for the three months ended March 31, 2001 from $0.2 million for the three months ended March 31, 2000. Cash used for the purchase of property and equipment for continuing operations was $0.3 million in the three months ended March 31, 2001.

    Net Cash Flow Provided by (used in) Financing Activities:  Net cash flow used in financing activities increased $47.4 million to $44.0 million for the three months ended March 31, 2001 from net cash flow provided by financing activities of $3.4 million for the three months ended March 31, 2000. The decrease in net cash flow provided by financing activities was attributable to the reduction of the Company's long-term debt using some of the proceeds of the sale of Trim.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's future financial results could differ materially from its anticipated results due to dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company's control. Because of these uncertainties, you should not place undue reliance on these statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The Company's results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers. The Company is also exposed to changes in interest rates primarily from its long-term debt issued at a fixed rate. Under current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. Based on the current holdings of debt, the Company does not believe its exposure to interest rate risk is material. Fixed rate debt obligations currently issued by the Company are callable prior to maturity under some circumstances.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    From time to time, the Company has been involved in routine litigation incidental to the conduct of its business. The Company is not currently a party to any material legal proceedings.

Item 2.  Changes in Securities

    None.

Item 3.  Defaults Upon Senior Securities

    Under the terms of its credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2000. The Company has not done so. The Company's outstanding obligations under the credit agreement are approximately $42.7 million of principal and approximately $1.9 million of interest. The agent for the Company's lenders has sent a letter to the Company reserving the agent's and the lenders' rights. To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

    The Company failed to make the interest payment of approximately $4.7 million due on April 15, 2001 on $93.0 million of its outstanding 10 1/8% senior subordinated notes due 2005. The failure to make the interest payment within 30 days after the due date constitutes an event of default under the terms of the indentures governing the senior subordinated notes. The Company has failed to make the interest payment within 30 days after the due date and is in default under the indentures. The Company has contacted the major holders of its outstanding senior subordinated notes to request that the holders form a committee to negotiate the restructuring of the Company's obligations.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
**3.1	Certificate of Incorporation of Compass Aerospace Corporation ("Compass"), as amended to date.
**3.2	Amended and Restated By-Laws of Compass.
**3.3	Certificate of Incorporation of AOM Acquisition Co. (which later changed its name to "Aeromil Engineering Company"), as amended to date.
**3.4	Amended and Restated By-laws of Aeromil Engineering Company.
**3.5	Articles of Incorporation of Western Methods Machinery Corporation.
**3.6	Amended and Restated Bylaws of Western Methods Machinery Corporation.
**3.7	Certificate of Incorporation of Brittain Machine, Inc.
**3.8	By-laws of Brittain Machine, Inc.
**3.9	Articles of Incorporation of Wichita Manufacturing, Inc.
**3.10	Amended and Restated Bylaws of Wichita Manufacturing, Inc.
**3.11	Certificate of Incorporation of Barnes Machine, Inc.

**3.12	By-laws of Barnes Machine, Inc.
**3.13	Certificate of Incorporation of SLP Acquisition Co. (which later changed its name to Sea-Lect Products, Inc.), as amended to date.
**3.14	By-Laws of SLP Acquisition Co.
**3.15	Restated Articles of Incorporation of Pacific Hills Manufacturing Co.
**3.16	Amended and Restated Bylaws of Pacific Hills Manufacturing Co.
**3.19	Memorandum of Association of Compass Aerospace Limited.
**3.20	Articles of Association of Compass Aerospace Limited.
**4.1	Indenture, dated April 21, 1998, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company (formerly IBJ Schroder Bank & Trust Company) as Trustee, relating to the 10 1/8% Series B Senior Subordinated Notes due 2005 of Compass and the 10 1/8% Series A Senior Subordinated Notes due 2005 of Compass.
**4.2	Amended and Restated Credit Agreement, dated as of November 20, 1998 and amended and restated as of February 11, 1999, by and among Compass, BankBoston, N. A. as agent and a lender, NationsBank, N.A. as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent and BancBoston Robertson Stephens, Inc. as arranger.
**4.3	Security Agreement, dated November 20, 1998, by and among Compass, Compass' subsidiaries named therein, BankBoston, N.A. as agent and the lenders identified therein.
**4.4	Stock Pledge Agreement, dated as of November 20, 1998 by and among Compass, Brittain Machine, Inc., Sea-Lect Products, Inc. and BankBoston, N.A. as agent.
**4.5	Amendment No. 1 to Credit Agreement, dated as of June 7, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, NationsBank, N.A. as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.
**4.6	Consent, Waiver and Amendment No. 2 to Credit Agreement, dated as of July 30, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, Bank of America, N.A. (formerly known as NationsBank, N.A.) as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.
**4.7	Indenture, dated July 30, 1999, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company as Trustee, relating to the 10 1/8% Series D Senior Subordinated Notes due 2005 of Compass and the 10 1/8% Series C Senior Subordinated Notes due 2005 of Compass.
**4.8	Waiver and Amendment No. 3 to Credit Agreement, dated as of March 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**4.9	Waiver and Amendment No. 4 to Credit Agreement, dated as of August 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**4.10	Waiver and Amendment No. 5 to Credit Agreement, dated as of September 29, 2000 by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**10.1	Employment Agreement, dated as of April 1, 2000 by and between Compass and John R. Reimers.

**10.4	Compass Aerospace Corporation 1998 Stock Incentive Plan.
**10.5	Management Agreement, dated November 26, 1997, by and among Compass, Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, as amended to date.
**10.6	Amendment No. 1 to Employment Agreement, dated as of August 15, 2000, by and between Compass and John R. Reimers.
**10.7	Employment Agreement, dated as of April 1, 2000, by and between Compass and Jerome C. David.
**10.8	Employment Agreement, dated as of June 5, 2000, by and between Compass and James M. Storie.
**10.9	Change of Control Agreement dated as of June 23, 2000, by and between Compass and John R. Reimers.
**10.10	Change of Control Agreement dated as of June 23, 2000, by and between Compass and Jerome C. David.
**10.11	Change of Control Agreement dated as of June 23, 2000, by and between Compass and James M. Storie.

**
Previously filed
(b)
Reports On Form 8-K

    Form 8-K, filed April 2, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	COMPASS AEROSPACE CORPORATION, a Delaware Corporation
	By:	/s/ JEROME C. DAVID Jerome C. David Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

QuickLinks

Compass Aerospace Corporation Consolidated Balance Sheets (dollars in thousands except per share data)
Compass Aerospace Corporation Consolidated Statement of Operations (unaudited) (dollars in thousands except per share data)
Compass Aerospace Corporation Consolidated Statement of Cash Flows (unaudited) (dollars in thousands except per share data)
Compass Aerospace Corporation Notes to Consolidated Financial Statements
SIGNATURES