Form 10-Q
period 2001-06-30
COMPASS AEROSPACE CORP
filed 2001-08-14
CIK 1081008

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of June 30, 2001, there were 34,909,335 shares of the registrant's common stock outstanding.

COMPASS AEROSPACE CORPORATION FORM 10-Q INDEX

i

PART I—FINANCIAL INFORMATION

Compass Aerospace Corporation
Consolidated Balance Sheets
(dollars in thousands except share and per share data)

	June 30, 2001	December 31, 2000
	(unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,690	$5,343
Accounts receivable (net of allowance for doubtful accounts of $993 at June 30, 2001 and $1,093 at December 31, 2000)	11,088	17,332
Inventories	27,121	31,775
Deferred income taxes	3,538	3,538
Prepaid expenses and other current assets	2,202	1,953

Total current assets	47,639	59,941
Property and equipment (net of accumulated depreciation of $36,879 at June 30, 2001 and $52,963 at December 31, 2000)	38,182	58,685
Costs in excess of net assets acquired (net of accumulated amortization of $16,857 at June 30, 2001 and $16,566 at December 31, 2000)	84,757	111,913
Other assets	10,516	13,962

Total assets	$181,094	$244,501

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,337	$15,757
Accrued liabilities	18,002	13,919
Income taxes payable	—	88
Current portion of long-term debt and capital leases	130,622	77,087
Short term borrowings	5,622	9,441

Total current liabilities	168,583	116,292
Deferred income taxes	3,537	5,241
Long-term debt and capital leases, less current portion	4,587	98,431
Commitments and contingencies
Stockholders' equity:
Common stock—$.01 par value; Authorized shares: 100,000,000 Issued and outstanding: 34,909,335	349	349
Additional paid-in capital	47,813	47,813
Accumulated other comprehensive loss	—	(1,791)
Accumulated deficit	(43,775)	(21,834)

Total stockholders' equity	4,387	24,537

Total liabilities and stockholders' equity	$181,094	$244,501

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statement of Operations (unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net sales	$33,706	$38,077	$74,530	$76,026
Cost of sales	27,534	39,591	61,588	69,657

Gross profit (loss)	6,172	(1,514)	12,942	6,369
Selling, general and administrative expenses	3,444	4,614	7,940	10,901
Goodwill amortization	1,486	2,005	3,011	3,761

Operating income (loss)	1,242	(8,133)	1,991	(8,293)
Interest expense	3,008	6,147	8,502	12,058
Loss on sale of subsidiary	405	—	8,771	—
Other expense	2,815	878	5,544	1,725

Loss before income taxes	(4,986)	(15,158)	(20,826)	(22,076)
Income tax expense (benefit)	6	(101)	536	184

Net loss	$(4,992)	$(15,057)	$(21,362)	$(22,260)

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statement of Cash Flows (unaudited)
(dollars in thousands except per share data)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(21,362)	$(22,260)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,874	11,004
Loss on sale of subsidiary	8,771	—
Deferred taxes	(56)	(82)
Changes in operating assets and liabilities:
Accounts receivable	(2,999)	2,216
Inventories	(4,709)	747
Prepaid expenses and other assets	(541)	(3,517)
Accounts payable	2,814	6,555
Accrued expenses and other liabilities	6,552	(1,780)
Income taxes payable / receivables	380	—
Changes in other assets	881	(1,877)

Net cash provided by (used in) operating activities	605	(8,994)

Cash flows from investing activities:
Purchase of property and equipment	(1,187)	(534)
Proceeds from the sale of subsidiary	43,822	848

Net cash provided by investing activities	42,635	314

Cash flows from financing activities:
Purchase of stock held by former employee	—	(104)
Payments on long-term debt and capital leases	(37,654)	(3,261)
(Payments on) proceeds from short-term borrowings	(6,623)	9,000

Net cash (used in) provided by financing activities	(44,277)	5,635

Effect of foreign exchange rate on cash	(616)	(1,013)
Net decrease in cash and cash equivalents	(1,653)	(4,058)
Cash and cash equivalents, beginning of period	5,343	8,323

Cash and cash equivalents, end of period	$3,690	$4,265

Supplemental disclosures of cash flows information:
Interest paid	$652	$9,840
Income taxes paid	$—	$1,180

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Notes to Consolidated Financial Statements

Note 1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

    On March 15, 2001, the Company sold its subsidiary Trim Engineering Limited, including Trim's six subsidiaries, to an otherwise unrelated party. The Company received net proceeds of $43.8 million from the sale and realized a loss of $8.8 million. The accompanying consolidated financial statements include the results of operations of Trim through March 15, 2001.

Note 2. COMPREHENSIVE LOSS

    The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income or loss and its components in financial statements. Comprehensive loss includes cumulative foreign currency translation adjustments. Total comprehensive loss was $5.0 million and $19.6 million for the three and six months ended June 30, 2001, and $15.9 million and $23.1 million for the three and six months ended June 30, 2000.

Note 3. LONG-TERM DEBT

    Long-term debt is summarized as follows:

	June 30, 2001	December 31, 2000
Term Loan A	$15,271	$23,098
Term Loan B	22,496	37,358
Acquisition line of credit	780	15,800
Capital leases and other	5,562	6,020
Senior subordinated notes	93,000	95,390
Unamortized discount on senior subordinated notes	(1,900)	(2,148)

Total long-term debt	$135,209	$175,518

    The Company was not in compliance with the financial covenants under its senior credit agreement at December 31, 2000 and June 30, 2001. Under the terms of the senior credit agreement, noncompliance with the covenants constitutes an event of default, which permits the Company's lenders to accelerate the Company's outstanding obligations under the senior credit agreement. Because of these circumstances, the Company's outstanding obligations under its senior credit agreement are classified as current liabilities in the accompanying consolidated balance sheets.

    The Company is in default under the terms of the indentures governing its outstanding 10 1/8% senior subordinated notes due 2005. Under the terms of the indentures, failure to make an interest payment within 30 days after the due date constitutes an event of default and permits the holders of the notes to accelerate the Company's obligations under the outstanding notes. Because of these circumstances, the Company's outstanding senior subordinated notes are classified as current liabilities in the accompanying consolidated balance sheet.

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

Note 5. SEGMENTS

    The Company has one segment, which supplies original equipment parts, sub-assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components. The Company's operations are conducted domestically and internationally.

Note 6. SUBSEQUENT EVENT

    In July 2001, the Company received additional proceeds of $2.1 million from the sale of Trim.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

  Overview

    On March 15, 2001, the Company sold Trim Engineering and its subsidiaries, which the Company had acquired in July 1999. Trim and its subsidiaries consist of six locations in the United Kingdom with multiple buildings and manufacturing factories at each location. The Company's results of operations after March 15, 2001 no longer include Trim or its subsidiaries.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Net Sales:  Net sales for the three months ended June 30, 2001 decreased $4.4 million, or 11.5%, to $33.7 million from $38.1 million for the three months ended June 30, 2000. Of the net sales of $38.1 million for the three months ended June 30, 2000, Trim had net sales of $11.2 million and continuing operations had net sales of $26.9 million. Net sales from continuing operations for the three months ended June 30, 2001 therefore increased $6.8 million, or 25.3%, compared to net sales from continuing operations for the three months ended June 30, 2000. The increase in net sales from continuing operations is due to an increase in the production rate of the Boeing 737 NG model, the development of new customers and programs, and an increase in demand from existing customers.

    Cost of Sales:  Cost of sales decreased $12.1 million, or 30.6%, to $27.5 million for the three months ended June 30, 2001 from $39.6 million for the three months ended June 30, 2000. Of the cost of sales of $39.6 million for the three months ended June 30, 2000, Trim had cost of sales of $9.7 million and continuing operations had cost of sales of $29.9 million. Cost of sales for continuing operations for the three months ended June 30, 2001 therefore decreased $2.4 million, or 8.0%, compared to cost of sales for continuing operations for the three months ended June 30, 2000. The decrease in cost of sales is due to various charges recorded by the Company in June 2000, including a $2.4 million charge associated with a long-term agreement with a major customer and a $2.5 million reduction in carrying value of inventory. Excluding these charges, cost of sales for continuing operations increased $2.5 million for the three months ended June 30, 2001. The increase in cost of sales for continuing operations was associated with higher sales volume and was partially offset by cost reductions and efficiency gains from process improvements.

    Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased $1.2 million, or 26.1%, to $3.4 million for the three months ended June 30, 2001 from $4.6 million for the three months ended June 30, 2000. Of the selling, general and administrative expenses of $4.6 million for the three months ended June 30, 2000, Trim had expenses of $0.6 million and continuing operations had expenses of $4.0 million. Selling, general and administrative expenses for continuing operations for the three months ended June 30, 2001 therefore decreased $0.6 million, or 15.0%, compared to selling, general and administrative expenses for continuing operations for the three months ended June 30, 2000. The decrease in selling, general and administrative expenses for continuing operations is mainly due to general cost reductions, as well as the elimination of several corporate staff positions.

    Net Interest Expense:  Interest expense decreased $3.1 million, or 50.8%, to $3.0 million for the three months ended June 30, 2001 from $6.1 million for the three months ended June 30, 2000. The decrease in interest expense was due to a $91.3 million reduction in long-term debt from $228.4 million at June 30, 2000 to $137.1 million at June 30, 2001. This decrease was partially offset by an increase in the interest rate on the Company's bank debt.

    Net Loss:  Net loss decreased $10.1 million, or 66.9%, to a net loss of $5.0 million in the three months ended June 30, 2001 from a net loss of $15.1 million for the three months ended June 30, 2000. Of the net loss of $15.1 million for the three months ended June 30, 2000, Trim had a net loss of $0.5 million and continuing operations had a net loss of $14.6 million. Net loss from continuing operations for the three months ended June 30, 2001 therefore decreased $9.6 million, or 65.8%, compared to net loss from continuing operations for the three months ended June 30, 2000. The decrease in net loss from continuing operations was due to an increase in sales volume, charges that did not recur for the three months ended June 30, 2000 and cost reductions.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Net Sales:  Net sales for the six months ended June 30, 2001 decreased $1.5 million, or 2.0%, to $74.5 million from $76.0 million for the six months ended June 30, 2000. Trim had net sales of $11.2 million for the 74 days ended March 15, 2001 and $23.1 million for the six months ended June 30, 2000, while continuing operations had net sales of $63.3 million for the six months ended June 30, 2001 and $52.9 million for the six months ended June 30, 2000. Net sales from continuing operations for the six months ended June 30, 2001 therefore increased $10.4 million, or 19.7%, compared to net sales from continuing operations for the three months ended June 30, 2000. The increase in net sales from continuing operations is due to an increase in the production rate of the Boeing 737 NG model, the development of new customers and programs, and an increase in demand from existing customers.

    Cost of Sales:  Cost of sales decreased $8.1 million, or 11.6%, to $61.6 million for the six months ended June 30, 2001 from $69.7 million for the six months ended June 30, 2000. Trim had cost of sales of $9.7 million for the 74 days ended March 15, 2001 and $18.4 million for the six months ended June 30, 2000, while continuing operations had cost of sales of $51.9 million for the three months ended June 30, 2001 and $51.3 million for the six months ended June 30, 2000. Cost of sales for continuing operations for the six months ended June 30, 2001 therefore increased $0.6 million, or 1.2%, compared to cost of sales for continuing operations for the three months ended June 30, 2000. The increase in cost of sales for continuing operations is due to various charges recorded by the Company in June 2000, including a $2.4 million charge associated with a long-term agreement with a major customer and a $2.5 million reduction in carrying value of inventory. Excluding these charges, cost of sales increased $2.6 million for the six months ended June 30, 2001. The increase in cost of sales for continuing operations was associated with a higher sales volume and was offset by cost reductions and efficiency gains from process improvements.

    Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased $3.0 million, or 27.5%, to $7.9 million for the six months ended June 30, 2001 from $10.9 million for the six months ended June 30, 2000. Trim had selling, general and administrative expenses of $0.6 million for the 74 days ended June 30, 2001 and $1.5 million for the six months ended June 30, 2000, while continuing operations had selling, general and administrative expenses of $7.3 million for the six months ended June 30, 2001 and $9.4 million for the six months ended June 30, 2000. Selling, general and administrative expenses for continuing operations for the six months ended June 30, 2001 therefore decreased $2.1 million, or 22.3%, compared to selling, general and administrative expenses for continuing operations for the three months ended June 30, 2000. The decrease in selling, general and administrative expenses for continuing operations is mainly due to general cost reductions, as well as the elimination of several corporate staff positions.

    Net Interest Expense:  Interest expense decreased $3.6 million, or 29.8%, to $8.5 million for the six months ended June 30, 2001 from $12.1 million for the six months ended June 30, 2000. The decrease in interest expense was due to the reduction of debt, partially offset by an increase in interest rates on the Company's bank debt.

    Net Loss:  Net loss decreased $0.9 million, or 4.0%, to a net loss of $21.4 million in the six months ended June 30, 2001 from a net loss of $22.3 million for the six months ended June 30, 2000. Trim had a net loss of $0.5 million for the 74 days ended June 30, 2001 and broke even for the six months ended June 30, 2000, while continuing operations had a net loss of $20.9 million for the six months ended June 30, 2001 and $22.3 million for the six months ended June 30, 2000. Net loss from continuing operations for the six months ended June 30, 2001 therefore decreased $1.4 million, or 6.3%, compared to net loss from continuing operations for the three months ended June 30, 2000. The decrease in net loss from continuing operations was due to an increase in sales volume, charges that did not recur for the three months ended June 30, 2000 and cost reductions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company is not in compliance with the financial covenants of its credit agreement, as amended. The waiver of its failure to comply that the Company had obtained from its lenders expired in December 2000. Under the terms of the credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2001. The Company has not done so. The agent for the Company's lenders has sent a letter to the Company reserving the agent's and the lenders' rights. To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

    In March 2001, the Company entered into an agreement with its lenders under the credit agreement regarding the disbursement of the proceeds from the sale of Trim. Under the terms of the agreement, which generally followed the terms of the amended credit agreement, net proceeds of approximately $44.0 million from the sale of Trim were used to reduce senior secured debt, of which approximately $42.4 million was used to reduce indebtedness under the credit agreement. In July 2001, the Company received additional proceeds of $2.1 million from the sale of Trim, of which $0.4 million was used to pay interest due on the Company's obligations under the credit agreement and $1.6 million was used for working capital purposes and to pay various fees and expenses. The Company's outstanding obligations under the credit agreement at July 31, 2001, are approximately $42.3 million of principal and approximately $2.3 million of interest.

    In November 2000, the Company's principal stockholder loaned the Company approximately $4.7 million to make the Company's interest payment due October 15, 2000 on its outstanding senior subordinated notes. The Company used some of the proceeds from the sale of Trim in March 2001 to reduce the principal amount of the loan to approximately $3.4 million.

    The Company did not make its interest payment of approximately $4.7 million due April 15, 2001 on $93.0 million of its outstanding 10 1/8% senior subordinated notes due 2005. Under the terms of the indentures governing the outstanding senior subordinated notes, the failure to pay interest is an event of default if the interest payment is not made within 30 days after the payment due date. The Company did not make this payment and is in default under the terms of the indentures.

    Net Cash Flow provided by (used in) Operating Activities:  Net cash provided by operating activities increased $9.6 million to $0.6 million for the six months ended June 30, 2001 from net cash flow used in operating activities of $9.0 million for the six months ended June 30, 2000. Trim had net cash flows used in operating activities of $1.0 million for the six months ended June 30, 2001 and $0.6 million for the six months ended June 30, 2000, while continuing operations provided net cash flow from operating activities of $1.6 million for the six months ended June 30, 2001 and used net cash flow in operating activities of $8.4 million for the six months ended June 30, 2000. Net cash flow provided by operating activities of continuing operations for the six months ended June 30, 2001 therefore increased $10.0 million, or 119.0%, compared to net cash flow used in operating activities for the six months ended June 30, 2000. The increase in net cash flow provided by operating activities of continuing operations is due to higher operating income as well as improvements in working capital.

    Net Cash Flow provided by Investing Activities:  Net cash provided by investing activities increased $42.3 million to $42.6 for the six months ended June 30, 2001 from $0.3 million for the six months ended June 30, 2000. The difference is attributable to the proceeds from the sale of Trim of $43.8 million. Cash used for the purchase of property and equipment increased $0.7 million to $1.2 million for the six months ended June 30, 2001 from $0.5 million for the six months ended June 30, 2000. Cash used for the purchase of property and equipment for continuing operations increased $0.7 million, or 350.0%, for the six months ended June 30, 2001 from $0.2 million for the six months ended June 30, 2000.

    Net Cash Flow (used in) provided by Financing Activities:  Net cash flow used in financing activities increased $49.9 million to $44.3 million for the six months ended June 30, 2001 from net cash flow provided by financing activities of $5.6 million for the six months ended June 30, 2000. The decrease in net cash flow provided by financing activities was attributable to the reduction of the Company's long-term debt using some of the proceeds of the sale of Trim.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

    This report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's future financial results could differ materially from its anticipated results due to dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company's control. Because of these uncertainties, you should not place undue reliance on these statements.

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

Item 2. Changes in Securities

    None.

Item 3. Defaults Upon Senior Securities

    Under the terms of its credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2001. The Company has not done so. The Company's outstanding obligations at July 31, 2001 under the credit agreement are approximately $42.3 million of principal and approximately $2.3 million of interest. The agent for the Company's lenders has sent a letter to the Company reserving the agent's and the lenders' rights. To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

    The Company failed to make the interest payment of approximately $4.7 million due on April 15, 2001 on $93.0 million of its outstanding 10 1/8% senior subordinated notes due 2005. The failure to make the interest payment within 30 days after the due date constitutes an event of default under the terms of the indentures governing the senior subordinated notes. The Company has failed to make the interest payment within 30 days after the due date and is in default under the indentures. In April

2001, the Company contacted the major holders of its outstanding senior subordinated notes to request that the holders form a committee to negotiate the restructuring of the Company's obligations. Subsequently, the Company was informed that one holder acquired a substantial majority of the Company's outstanding senior subordinated notes. The Company has discussed restructuring the Company's obligations with the majority holder, but a definitive agreement has not been reached with any of the holders of the Company's senior subordinated notes or the lenders under the Company's credit agreement.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    None.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit Number	Description
**3.1	Certificate of Incorporation of Compass Aerospace Corporation ("Compass"), as amended to date.
**3.2	Amended and Restated By-Laws of Compass.
**3.3	Certificate of Incorporation of AOM Acquisition Co. (which later changed its name to "Aeromil EngineeringCompany"), as amended to date.
**3.4	Amended and Restated By-laws of Aeromil Engineering Company.
**3.5	Articles of Incorporation of Western Methods Machinery Corporation.
**3.6	Amended and Restated Bylaws of Western Methods Machinery Corporation.
**3.7	Certificate of Incorporation of Brittain Machine, Inc.
**3.8	By-laws of Brittain Machine, Inc.
**3.9	Articles of Incorporation of Wichita Manufacturing, Inc.
**3.10	Amended and Restated Bylaws of Wichita Manufacturing, Inc.
**3.11	Certificate of Incorporation of Barnes Machine, Inc.
**3.12	By-laws of Barnes Machine, Inc.
**3.13	Certificate of Incorporation of SLP Acquisition Co. (which later changed its name to Sea- Lect Products, Inc.), as amended to date.
**3.14	By-Laws of SLP Acquisition Co.
**3.15	Restated Articles of Incorporation of Pacific Hills Manufacturing Co.
**3.16	Amended and Restated Bylaws of Pacific Hills Manufacturing Co.
**3.19	Memorandum of Association of Compass Aerospace Limited.
**3.20	Articles of Association of Compass Aerospace Limited.
**4.1	Indenture, dated April 21, 1998, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company (formerly IBJ Schroder Bank & Trust Company) as Trustee, relating to the 10 1/8% Series B Senior Subordinated Notes due 2005 of Compass and the 10 1/8% Series A Senior Subordinated Notes due 2005 of Compass.
**4.2	Amended and Restated Credit Agreement, dated as of November 20, 1998 and amended and restated as of February 11, 1999, by and among Compass, BankBoston, N. A. as agent and a lender, NationsBank, N.A. as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent and BancBoston Robertson Stephens, Inc. as arranger.
**4.3	Security Agreement, dated November 20, 1998, by and among Compass, Compass' subsidiaries named therein, BankBoston, N.A. as agent and the lenders identified therein.

**4.4	Stock Pledge Agreement, dated as of November 20, 1998 by and among Compass, Brittain Machine, Inc., Sea-Lect Products, Inc. and BankBoston, N.A. as agent.
**4.5	Amendment No. 1 to Credit Agreement, dated as of June 7, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, NationsBank, N.A. as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.
**4.6	Consent, Waiver and Amendment No. 2 to Credit Agreement, dated as of July 30, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, Bank of America, N.A. (formerly known as NationsBank, N.A.) as Co-Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.
**4.7	Indenture, dated July 30, 1999, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company as Trustee, relating to the 10 1/8% Series D Senior Subordinated Notes due 2005 of Compass and the 10 1/8% Series C Senior Subordinated Notes due 2005 of Compass.
**4.8	Waiver and Amendment No. 3 to Credit Agreement, dated as of March 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**4.9	Waiver and Amendment No. 4 to Credit Agreement, dated as of August 30, 2000, by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**4.10	Waiver and Amendment No. 5 to Credit Agreement, dated as of September 29, 2000 by and among Compass, Fleet National Bank (formerly known as BankBoston, N.A.) as Agent, Issuing Bank and Lender, and the other Lenders named therein.
**10.1	Employment Agreement, dated as of April 1, 2000 by and between Compass and John R. Reimers.
**10.4	Compass Aerospace Corporation 1998 Stock Incentive Plan.
**10.5	Management Agreement, dated November 26, 1997, by and among Compass, Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, as amended to date.
**10.6	Amendment No. 1 to Employment Agreement, dated as of August 15, 2000, by and between Compass and John R. Reimers.
**10.7	Employment Agreement, dated as of April 1, 2000, by and between Compass and Jerome C. David.
**10.8	Employment Agreement, dated as of June 5, 2000, by and between Compass and James M. Storie.
**10.9	Change of Control Agreement dated as of June 23, 2000, by and between Compass and John R. Reimers.
**10.10	Change of Control Agreement dated as of June 23, 2000, by and between Compass and Jerome C. David.
**10.11	Change of Control Agreement dated as of June 23, 2000, by and between Compass and James M. Storie.

**
Previously filed and incorporated herein by reference.
(b)
Reports On Form 8-K

      Form 8-K, filed April 2, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	COMPASS AEROSPACE CORPORATION, a Delaware Corporation

	By:	/s/ JEROME C. DAVID Jerome C. David Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

QuickLinks

INDEX
Compass Aerospace Corporation Consolidated Balance Sheets (dollars in thousands except share and per share data)
Compass Aerospace Corporation Consolidated Statement of Operations (unaudited) (dollars in thousands)
Compass Aerospace Corporation Consolidated Statement of Cash Flows (unaudited) (dollars in thousands except per share data)
Compass Aerospace Corporation Notes to Consolidated Financial Statements
SIGNATURES