Form 10-Q
period 2001-09-30
COMPASS AEROSPACE CORP
filed 2001-11-14
CIK 1081008

FORM 10–Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333–75643

COMPASS AEROSPACE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95–4659126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2344 South Pullman Santa Ana, California	92705
(Address of principal executive offices)	(zip code)

(949) 622–0700

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

As of September 30, 2001, there were 34,909,335 shares of the registrant’s common stock outstanding.

COMPASS AEROSPACE CORPORATION FORM 10–Q INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets at September 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the three months ended September 30, 2001 and September 30, 2000 and nine months ended September 30, 2001 and September 30, 2000.

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and September 30, 2000

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8–K

PART I.       FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Compass Aerospace Corporation
Consolidated Balance Sheets
(dollars in thousands except share and per share data)

	September 30, 2001	December 31, 2000
	(unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,241	$5,343
Accounts receivable (net of allowance for doubtful accounts of $955 at September 30, 2001 and $1,093 at December 31, 2000)	9,951	17,332
Inventories	26,976	31,775
Deferred income taxes	3,538	3,538
Prepaid expenses and other current assets	2,085	1,953
Total current assets	46,791	59,941
Property and equipment (net of accumulated depreciation of $38,319 at September 30, 2001 and $52,963 at December 31, 2000)	35,816	58,685
Costs in excess of net assets acquired (net of accumulated amortization of $18,142 at September 30, 2001 and $16,566 at December 31, 2000)	83,472	111,913
Other assets	10,137	13,962
Total assets	$176,216	$244,501

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,510	$15,757
Accrued liabilities	19,675	13,919
Income taxes payable	—	88
Current portion of long–term debt and capital leases	130,742	77,087
Short term borrowings	6,744	9,441
Total current liabilities	166,671	116,292
Deferred income taxes	3,537	5,241
Long–term debt and capital leases, less current portion	4,357	98,431
Commitments and contingencies
Stockholders’ equity:
Common stock—$.01 par value; Authorized shares: 100,000,000 issued and outstanding: 34,909,335	349	349
Additional paid–in capital	47,813	47,813
Accumulated other comprehensive loss	—	(1,791)
Accumulated deficit	(46,511)	(21,834)
Total stockholders’ equity	1,651	24,537
Total liabilities and stockholders’ equity	$176,216	$244,501

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statements of Operations (unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended
			September 30,
	2001	2000	2001	2000

Net sales	$32,633	$39,511	$107,163	$115,537
Cost of sales	26,192	33,729	87,780	103,386
Gross profit	6,441	5,782	19,383	12,151
Selling, general and administrative expenses	3,734	5,486	11,674	16,388
Goodwill amortization	1,284	1,499	4,295	5,260
Operating income (loss)	1,423	(1,203)	3,414	(9,497)
Interest expense	3,604	4,990	12,106	17,048
(Gain) loss on sale of subsidiary	(2,061)	—	6,710	—
Other expense, net	2,613	766	8,157	2,491
(Loss) income before income taxes and extraordinary gain	(2,733)	(6,959)	(23,559)	(29,036)
Income tax expense (benefit)	3	(10,684)	539	(10,500)
Net (loss) income before extraordinary gain	(2,736)	3,725	(24,098)	(18,536)
Extraordinary gain on early extinguishments of debt, net of income taxes	—	14,435	—	14,435
Net (loss) income	$(2,736)	$18,160	$(24,098)	$(4,101)

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands except per share data)

	Nine Months Ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(24,098)	$(4,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,400	16,007
Fees on extinguished debt	—	1,800
Loss on sale of subsidiary	6,710	—
Gain on extinguished debt	—	(26,860)
Deferred taxes	(56)	(25)
Changes in operating assets and liabilities:
Accounts receivable	(1,862)	4,422
Inventories	(4,564)	1,734
Prepaid expenses and other assets	306	(2,284)
Accounts payable	(2,013)	2,331
Accrued expenses and other liabilities	9,137	242
Net cash used in operating activities	(1,040)	(6,734)
Cash flows from investing activities:
Purchase of property and equipment	(941)	(785)
Proceeds from the sale of subsidiary	45,882	13,017
Net cash provided by investing activities	44,941	12,232
Cash flows from financing activities:
Purchase of stock held by former employee	—	(104)
Payments on long–term debt and capital leases	(37,764)	(15,991)
(Payments on) proceeds from short–term borrowings	(6,623)	9,000
Net cash used in financing activities	(44,387)	(7,095)
Effect of foreign exchange rate on cash	(616)	(2,189)
Net decrease in cash and cash equivalents	(1,102)	(3,786)
Cash and cash equivalents, beginning of period	5,343	8,323
Cash and cash equivalents, end of period	$4,241	$4,537

Supplemental disclosures of cash flows information:
Interest paid	$2,646	$14,512
Income taxes paid	$—	$818

See accompanying notes to consolidated financial statements.

Compass Aerospace Corporation
Notes to Consolidated Financial Statements

Note 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Compass Aerospace Corporation (“Compass” or the “Company”) for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulation S–X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the Company’s financial position and results of operations have been included.  Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10–K for the year ended December 31, 2000.

The Company recently determined that in its report on Form 10-Q for the period ended September 30, 2000, the amounts shown for income tax benefit, net loss before extraordinary gain and net income for the nine months ended September 30, 2000 on the consolidated statements of operations included in that report were incorrect but have had no effect in any report of the Company filed for any other period.  Management’s Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations included in the Company’s report on Form 10-Q filed for the period ended September 30, 2000 correctly discussed a net loss of $4.1 million for the nine months ended September 30, 2000.  The presentation of the accompanying statement of operations for the nine months ended September 30, 2000 is correct.

On March 15, 2001, the Company sold it subsidiary Trim Engineering Limited, including Trim's six subsidiaries, to an otherwise unrelated party. The Company received net proceeds of $43.8 million in March 2001 and $2.1 million in July 2001 from the sale and realized a loss of $6.7 million. The accompanying consolidated financial statements include the results of operations of Trim through March 15, 2001.

Note 2.   COMPREHENSIVE LOSS

Comprehensive loss includes cumulative foreign currency translation adjustments.  The Company had total comprehensive loss of $2.7 million and $22.3 million for the three and nine months ended September 30, 2001, and comprehensive income of $17.0 million and comprehensive loss of $6.1 million for the three and nine months ended September 30, 2000.

Note 3.  LONG–TERM DEBT

Long–term debt is summarized as follows:

	September 30, 2001	December 31,
		2000

Term Loan A	$15,271	$23,098
Term Loan B	22,496	37,358
Acquisition line of credit	780	15,800
Capital leases and other	5,328	6,020
Senior subordinated notes	93,000	95,390
Unamortized discount on senior subordinated notes	(1,776)	(2,148)
Total long–term debt	$135,099	$175,518

The Company was not in compliance with the financial covenants under its senior credit agreement at December 31, 2000 and September 30, 2001.  Under the terms of the senior credit agreement, noncompliance with the financial covenants constitutes an event of default, which permits the Company’s lenders to accelerate the Company’s outstanding obligations under the senior credit agreement.  In addition, under the terms of the senior credit agreement, the Company was required to repay all of its obligations under that agreement no later than January 31, 2001, but has not done so.  Because of these circumstances, the Company’s outstanding obligations under its senior credit agreement are classified as current liabilities in the accompanying consolidated balance sheets.

The Company is in default under the terms of the indentures governing its outstanding 10-1/8% senior subordinated notes due 2005 due to its failure to make interest payments on April 15 and October 15, 2001.  Under the terms of the indentures, failure to make an interest payment within 30 days after the due date constitutes an event of default and permits the holders of the notes to accelerate the Company’s obligations under the outstanding notes.  Because of these circumstances, the Company’s outstanding senior subordinated notes are classified as current liabilities in the accompanying consolidated balance sheet at September 30, 2001.

Note 4.  COMMITMENTS AND CONTINGENCIES

The Company leases some machinery and equipment under capital leases expiring at various dates through 2008.  The Company also leases office space under operating leases with terms expiring at various dates through 2008.  During the ordinary course of business, the Company is involved in various legal proceedings.  Management, in consultation with legal counsel, does not believe that the outcome of these proceedings will have a material adverse effect on the financial position or future operating results of the Company.

Note 5.  SEGMENTS

The Company has one segment, which supplies original equipment parts, sub–assemblies, manufacturing kits, and structural components to aerospace manufacturers for use in structural frames and other metal aircraft components.  The Company’s operations are conducted domestically.

Note 6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in January 2002.  Application of the non-amortization provisions is expected to result in an increase in net income of $5.1 million per year.  The Company has not yet determined what effect the required impairment tests of goodwill will have on the earnings and financial position of the Company.

Item 2.	Management’s Discussion and Analysis of Consolidated Financial Condition and Consolidated Results of Operations

Overview

On March 15, 2001, the Company sold Trim Engineering and its subsidiaries, which the Company had acquired in July 1999.  Trim and its subsidiaries consist of six locations in the United Kingdom with multiple buildings and manufacturing factories at each location.  The Company’s results of operations after March 15, 2001 no longer include Trim or its subsidiaries.

Recent Developments

As a result of the September 11, 2001 terrorist attacks on the United States and the general slowdown of the United States economy both before and after the attacks, many United States and international commercial air carriers are experiencing a pronounced reduction in passenger traffic.  Boeing and Airbus have both announced reductions in scheduled aircraft deliveries in 2002 as a result of the delay or cancellation of aircraft deliveries by some air carriers.  The Company believes that Boeing, in particular, will decrease the number and volume of its orders of parts from its suppliers, including the Company.  A significant reduction by Boeing of the number or volume of orders it places with the Company could adversely affect the Company’s business or results of operations.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net Sales:  Net sales for the three months ended September 30, 2001 decreased $6.9 million, or 17.5%, to $32.6 million from $39.5 million for the three months ended September 30, 2000.  Of the net sales of $39.5 million for the three months ended September 30, 2000, Trim had net sales of $12.3 million and remaining operations had net sales of $27.2 million.  Net sales from remaining operations for the three months ended September 30, 2001 therefore increased $5.4 million, or 19.9%, compared to net sales from remaining operations for the three months ended September 30, 2000.  The increase in net sales from remaining operations is due to an increase in the production rate of the Boeing 737 NG and 767 models, the development of new customers and programs, and an increase in demand from existing customers.

Cost of Sales:  Cost of sales decreased $7.5 million, or 22.3%, to $26.2 million for the three months ended September 30, 2001 from $33.7 million for the three months ended September 30, 2000.  Of the cost of sales of $33.7 million for the three months ended September 30, 2000, Trim had cost of sales of $9.7 million and remaining operations had cost of sales of $24.0 million.  Cost of sales for remaining operations for the three months ended September 30, 2001 therefore increased $2.2 million, or 9.2%, compared to cost of sales for remaining operations for the three months ended September 30, 2000.  The increase in cost of sales for remaining operations was associated with higher sales volume offset by production cost reductions and efficiency gains from process improvements.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased $1.8 million, or 32.7%, to $3.7 million for the three months ended September 30, 2001 from $5.5 million for the three months ended September 30, 2000.  Of the selling, general and administrative expenses of $5.5 million for the three months ended September 30, 2000, Trim had expenses of $0.7 million and remaining operations had expenses of $4.8 million.  Selling, general and administrative expenses for remaining operations for the three months ended September 30, 2001 therefore decreased $1.1 million, or 22.9%, compared to selling, general and administrative expenses for remaining operations for the three months ended September 30, 2000.  The decrease in selling, general and administrative expenses for remaining operations is mainly due to general cost reductions, as well as the elimination of several corporate and divisional staff positions.

Interest Expense:  Interest expense decreased $1.4 million, or 28.0%, to $3.6 million for the three months ended September 30, 2001 from $5.0 million for the three months ended September 30, 2000.  The decrease in interest expense was due to the reduction of long-term debt and capital leases.  Net interest expense as a percentage of net sales declined to 11.0% for the three months ended September 30, 2001 compared to 12.7 % for the three months ended September 30, 2000.

Net (Loss) Income:  Net income decreased $20.9 million to a net loss of $2.7 million for the three months ended September 30, 2001 from net income of $18.2 million for the three months ended September 30, 2000.  Of the net income of $20.9 million for the three months ended September 30, 2000, Trim had net income of $0.3 million and remaining operations had net income of $20.6 million.  Net income from remaining operations for the three months ended September 30, 2001 therefore decreased $23.3 million compared to net income from remaining operations for the three months ended September 30, 2000.  The variance in net income from remaining operations is mainly due to the extraordinary gain on the extinguishment of debt of $26.9 million in July 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Net Sales:  Net sales for the nine months ended September 30, 2001 decreased $8.3 million, or 7.2%, to $107.2 million from $115.5 million for the nine months ended September 30, 2000.  Trim had net sales of $11.2 million for the 74 days ended March 15, 2001 and $35.4 million for the nine months ended September 30, 2000, while remaining operations had net sales of $96.0 million for the nine months ended September 30, 2001 and $80.1 million for the nine months ended September 30, 2000.  Net sales from remaining operations for the nine months ended September 30, 2001 therefore increased $15.9 million, or 19.9%, compared to net sales from remaining operations for the nine months ended September 30, 2000.  The increase in net sales from remaining operations is due to an increase in the production rate of the Boeing 737 NG and 767 models, the development of new customers and programs, and an increase in demand from existing customers, especially Boeing, Vought Commercial and Bombardier.

Cost of Sales:  Cost of sales decreased $15.6 million, or 15.1%, to $87.8 million for the nine months ended September 30, 2001 from $103.4 million for the nine months ended September 30, 2000.  Trim had cost of sales of $9.7 million for the 74 days ended March 15, 2001 and $28.2 million for the nine months ended September 30, 2000, while remaining operations had cost of sales of $78.1 million for the nine months ended September 30, 2001 and $75.2 million for the nine months ended September 30, 2000.  Cost of sales for remaining operations for the nine months ended September 30, 2001 therefore increased $2.9 million, or 3.9%, compared to cost of sales for remaining operations for the nine months ended September 30, 2000.  The increase in cost of sales for remaining operations was associated with higher sales volume, offset by production cost reductions and efficiency gains from process improvements.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses decreased $4.7 million, or 28.7%, to $11.7 million for the nine months ended September 30, 2001 from $16.4 million for the nine months ended September 30, 2000.  Trim had selling, general and administrative expenses of $0.6 million for the 74 days ended March 15, 2001 and $2.3 million for the nine months ended September 30, 2000, while remaining operations had selling, general and administrative expenses of $11.1 million for the nine months ended September 30, 2001 and $14.1 million for the nine months ended September 30, 2000.  Selling, general and administrative expenses for remaining operations for the nine months ended September 30, 2001 therefore decreased $3.0 million, or 21.3%, compared to selling, general and administrative expenses for remaining operations for the nine months ended September 30, 2000.  The decrease in selling, general and administrative expenses for remaining operations is mainly due to general cost reductions, as well as the elimination of several corporate and divisional staff.

Interest Expense:  Interest expense decreased $4.9 million, or 28.8%, to $12.1 million for the nine months ended September 30, 2001 from $17.0 million for the nine months ended September 30, 2000.  The decrease in interest expense was due to the reduction of long-term debt and capital leases.  Net interest expense as a percentage of net sales declined to 11.3% for the nine months ended September 30, 2001 compared to 14.7 % for the nine months ended September 30, 2000.

Net Loss:  Net loss increased $20.0 million to a net loss of $24.1 million in the nine months ended September 30, 2001 from net loss of $4.1 million for the nine months ended September 30, 2000.  Trim had a net loss of $0.5 million for the 74 days ended March 15, 2001 and net income of $0.3 million for the nine months ended September 30, 2000, while remaining operations had a net loss of $23.6 million for the nine months ended September 30, 2001 and net loss of $4.4 million for the nine months ended September 30, 2000.  Net loss from remaining operations for the nine months ended September 30, 2001 therefore increased $19.2 million, compared to net loss from remaining operations for the nine months ended September 30, 2000.  The variance in net loss from remaining operations is mainly due to the extraordinary gain on the extinguishment of debt of $26.9 million in July 2000.

Liquidity and Capital Resources

The Company is not in compliance with the financial covenants of its credit agreement, as amended. The waiver of its failure to comply that the Company had obtained from its lenders expired in December 2000.  Under the terms of the credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2001.  The Company has not done so.  The agent for the Company’s lenders has sent a letter to the Company reserving the agent’s and the lenders’ rights.  To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

In March 2001, the Company entered into an agreement with its lenders under the credit agreement regarding the disbursement of the proceeds from the sale of Trim.  Under the terms of the agreement, which generally followed the terms of the amended credit agreement, net proceeds of approximately $44.0 million from the sale of Trim were used to reduce senior secured debt, of which approximately $42.4 million was used to reduce indebtedness under the credit agreement.  In July 2001, the Company received additional proceeds of $2.1 million from the sale of Trim, of which $0.4 million was used to pay interest due on the Company’s obligations under the credit agreement and $1.6 million was used for working capital purposes and to pay various fees and expenses.  The Company’s outstanding obligations under the credit agreement at October 31, 2001, are approximately $42.3 million of principal and $1.8 million of interest.

In November 2000, the Company’s principal stockholder loaned the Company approximately $4.7 million to make the Company’s interest payment due October 15, 2000 on its outstanding senior subordinated notes.  The Company used some of the proceeds from the sale of Trim in March 2001 to reduce the principal amount of the loan to approximately $3.4 million.

The Company did not make its interest payments of approximately $4.7 million due April 15, 2001 and October 15, 2001 on $93.0 million of its outstanding 10-1/8 % senior subordinated notes due 2005.  Under the terms of the indentures governing the outstanding senior subordinated notes, the failure to pay interest is an event of default if the interest payment is not made within 30 days after the payment due date.  The Company did not make this payment and is in default under the terms of the indentures.

Net cash used in operating activities:  Net cash used in operating activities decreased $5.7 million to $1.0 million for the nine months ended September 30, 2001 compared to net cash used in operating activities of $6.7 million for the nine months ended September 30, 2000.  Trim had net cash used in operating activities of $1.0 million for the 74 days ended March 15, 2001 and $3.4 million for the nine months ended September 30, 2000, while remaining operations had a break-even net cash used in operating activities for the nine months ended September 30, 2001 and net cash used in operating activities of $3.3 million for the nine months ended September 30, 2000.  Net cash used in operating activities of remaining operations for the nine months ended September 30, 2001 therefore decreased $3.3 million, or 100%, compared to net cash used in operating activities of remaining operations for the nine months ended September 30, 2000.  The decrease in net cash used in operating activities of remaining operations was primarily attributable to higher operating income as well as improvements in working capital.

Net cash provided by investing activities:  Net cash provided by investing activities increased $32.7 million to $44.9 million for the nine months ended September 30, 2001 from $12.2 million for the nine months ended September 30, 2000.  The difference is mainly attributable to the proceeds from the sale of Trim of $45.9 million.  Cash used for the purchase of property and equipment increased $0.1 million to $0.9 million for the nine months ended September 30, 2001 from $0.8 million for the nine months ended September 30, 2000.  Cash used for the purchase of property and equipment at Trim decreased $0.3 million for the 74 days ended March 15, 2001 from $0.4 million for the nine months ended September 30, 2000.  Cash used for the purchase of property and equipment for remaining operations increased $0.4 million to $0.8 million for the nine months ended September 30, 2001 from $0.4 million for the nine months ended September 30, 2000.

Net cash used in financing activities:  Net cash used in financing activities increased $37.3 million to $44.4 million for the nine months ended September 30, 2001 from net cash used in financing activities of $7.1 million for the nine months ended September 30, 2000.  The increase in net cash used in financing activities was attributable to the reduction of the Company’s long-term and short-term debt using some of the proceeds of the sale of Trim.

FORWARD–LOOKING STATEMENTS AND RISK FACTORS

This report on Form 10–Q contains forward–looking statements, which involve risks and uncertainties. The Company’s future financial results could differ materially from its anticipated results due to dependence on conditions in the airline industry, the level of new commercial aircraft orders, competitive pricing pressures, technology and product development risks and uncertainties, product performance, increasing consolidation of customers and suppliers in the aerospace industry, availability of raw materials and components from suppliers, and other factors beyond the Company’s control.  Because of these uncertainties, you should not place undue reliance on these statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s results of operations are affected by numerous external factors such as general economic conditions, domestic and foreign competition, raw material availability and production delays by aerospace manufacturers.  The Company is also exposed to changes in interest rates primarily from its long–term debt issued at a fixed rate.  Under current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.  Based on the current holdings of debt, the Company does not believe its exposure to interest rate risk is material.  Fixed rate debt obligations currently issued by the Company are callable prior to maturity under some circumstances.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, the Company has been involved in routine litigation incidental to the conduct of its business.  The Company is not currently a party to any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

Under the terms of its credit agreement, as amended, the Company was required to pay all of its obligations under the credit agreement no later than January 31, 2001.  The Company has not done so.  The Company’s outstanding obligations at October 31, 2001 under the credit agreement are approximately $42.3 million of principal and approximately $1.8 million of interest.  The agent for the Company’s lenders has sent a letter to the Company reserving the agent’s and the lenders’ rights.  To date, the agent and the lenders have not sought to exercise any remedies under the credit agreement.

The Company failed to make the interest payments of approximately $4.7 million due on April 15, 2001 and on October 15, 2001 on $93.0 million of its outstanding 10 1/8% senior subordinated notes due 2005. The failure to make the interest payment within 30 days after the due date constitutes an event of default under the terms of the indentures governing the senior subordinated notes.  The Company has failed to make the interest payment within 30 days after the due date and is in default under the indentures.  In April 2001, the Company contacted the major holders of its outstanding senior subordinated notes to request that the holders form a committee to negotiate the restructuring of the Company’s obligations. Subsequently, the Company was informed that one holder has acquired a substantial majority of the Company’s outstanding senior subordinated notes.

The Company is discussing restructuring the Company’s obligations with the majority holder of its senior subordinated notes and its lenders under the credit agreement, but a definitive agreement has not been reached with any of the holders of the Company’s senior subordinated notes or the lenders under the Company’s credit agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit Number	Description
**3.1	Certificate of Incorporation of Compass Aerospace Corporation (“Compass”), as amended to date.
**3.2	Amended and Restated By–Laws of Compass.
**3.5	Articles of Incorporation of Western Methods Machinery Corporation.
**3.6	Amended and Restated Bylaws of Western Methods Machinery Corporation.
**3.7	Certificate of Incorporation of Brittain Machine, Inc.
**3.8	By–laws of Brittain Machine, Inc.
**3.11	Certificate of Incorporation of Barnes Machine, Inc.
**3.12	By–laws of Barnes Machine, Inc.
**3.13	Certificate of Incorporation of SLP Acquisition Co. (which later changed its name to “Sea–Lect Products, Inc.”), as amended to date.
**3.14	By–Laws of SLP Acquisition Co.
3.15	Restated Articles of Incorporation of Lamsco West, Inc. (previously known as Pacific Hills Manufacturing Co.), as amended to date.
**3.16	Amended and Restated Bylaws of Pacific Hills Manufacturing Co.
**3.19	Memorandum of Association of Compass Aerospace Limited.
**3.20	Articles of Association of Compass Aerospace Limited.
**4.1

Indenture, dated April 21, 1998, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company (formerly IBJ Schroder Bank & Trust Company) as Trustee, relating to Compass’ 10 1/8% Series B Senior Subordinated Notes due 2005 and Compass’ 10 1/8% Series A Senior Subordinated Notes due 2005.

**4.2

Amended and Restated Credit Agreement, dated as of November 20, 1998 and amended and restated as of February 11, 1999, by and among Compass, BankBoston, N. A. as agent and a lender, NationsBank, N.A. as Co–Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent and BancBoston Robertson Stephens, Inc. as arranger.

**4.3	Security Agreement, dated November 20, 1998, by and among Compass, Compass’ subsidiaries named therein, BankBoston, N.A. as agent and the lenders identified therein.
**4.4	Stock Pledge Agreement, dated as of November 20, 1998 by and among Compass, Brittain Machine, Inc., Sea–Lect Products, Inc. and BankBoston, N.A. as agent.
**4.5

Amendment No. 1 to Credit Agreement, dated as of June 7, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, NationsBank, N.A. as Co–Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.

**4.6

Consent, Waiver and Amendment No. 2 to Credit Agreement, dated as of July 30, 1999 by and among Compass, Bank Boston, N.A. as Issuing Bank, as Agent and as a lender, Bank of America, N.A. (formerly known as NationsBank, N.A.) as Co–Agent, the Lenders named therein, Royal Bank of Canada as Syndication Agent, General Electric Capital Corporation as Documentation Agent.

**4.7

Indenture, dated July 30, 1999, by and among Compass, the Guarantors listed therein and IBJ Whitehall Bank & Trust Company as Trustee, relating to Compass’ 10 1/8% Series D Senior Subordinated Notes due 2005 and Compass’ 10 1/8% Series C Senior Subordinated Notes due 2005.

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

**10.1	Employment Agreement, dated as of April 1, 2000 by and between Compass and John R. Reimers.
**10.4	Compass 1998 Stock Incentive Plan.
**10.5	Management Agreement, dated November 26, 1997, by and among Compass, Dunhill Bank Caribbean Ltd. and Hayes Capital Corporation, as amended to date.
**10.6	Amendment No. 1 to Employment Agreement, dated as of August 15, 2000, by and between Compass and John R. Reimers.
**10.7	Employment Agreement, dated as of April 1, 2000, by and between Compass and Jerome C. David.
**10.8	Employment Agreement, dated as of September 5, 2000, by and between Compass and James M. Storie.
**10.9	Change of Control Agreement dated as of June 23, 2000, by and between Compass and John R. Reimers.
**10.10	Change of Control Agreement dated as of June 23, 2000, by and between Compass and Jerome C. David.
**10.11	Change of Control Agreement dated as of June 23, 2000, by and between Compass and James M. Storie.

**           Previously filed and incorporated herein by reference.

                (b)           Reports On Form 8-K – None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	Compass Aerospace Corporation, a Delaware corporation

	By:	/s/ JEROME C. DAVID
Jerome C. David Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)